Form 10-Q
period 2013-09-30
THREE FORKS, INC.
filed 2013-11-18
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2013

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________ to ___________


                        Commission file number: 000-55033

                                THREE FORKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                            45-4915308
  ------------------------                            ------------------------
  (State of Incorporation)                            (IRS Employer ID Number)

            555 ELDORADO BLVD., SUITE 100, BROOMFIELD, COLORADO 80021
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 404-2160
                                 --------------
                         (Registrant's Telephone number)

         -------------------------------------------------------------
            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                                                Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]            Accelerated filer [  ]
Non-accelerated filer      [  ]            Smaller reporting company [X]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November __, 2013, there were 11,503,477 shares of the registrant's common stock issued and outstanding.

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - September 30, 2013 and December 31, 2012 (Audited)  2

         Statements of Operations  -
                  Three Months ended September 30, 2013 and 2012 and          3
                  Nine Months ended September 30, 2013 and
                  From March 28, 2012 (inception) through
                  September 30, 2012                                          4

         Statements of Changes in Shareholders' Equity -
                   For the Nine Months ended September 30, 2013               5

         Statements of Cash Flows -
                  Nine Months ended September 30, 2013 and
                  From March 28, 2012 (inception) through
                  September 30, 2013                                          6

         Notes to the Financial Statements                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           24
                  - NOT APPLICABLE

Item 4.  Controls and Procedures                                              24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                    25

Item 1A. Risk Factors -  NOT APPLICABLE                                       25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     25

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                              25

Item 5.  Other Information - NOT APPLICABLE                                   26

Item 6.  Exhibits                                                             26

SIGNATURES                                                                    27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                         THREE FORKS INC.
                                                          BALANCE SHEETS
                                                                               September 30, 2013             December 31, 2012
                                                                                  (Unaudited)                     (Audited)
                                                                              --------------------          ---------------------
ASSETS
   Current assets
Cash and cash equivalents                                                     $         2,033,179           $            492,729
Accounts receivable trade, net                                                            148,385                              -
Inventories                                                                                42,143                              -
Note receivable other                                                                     100,000                        100,000
Due from others, related party                                                            119,809                              -
Prepaid and other current assets                                                           26,294                         27,299
                                                                              --------------------          ---------------------
   Total current assets                                                                 2,469,810                        620,028
                                                                              --------------------          ---------------------

Disposal group held for sale of discontinued operations                                         -                      1,481,071
                                                                              --------------------          ---------------------
   Property and equipment
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                               797,867                        150,001
   Proved                                                                               4,338,489                              -
Other                                                                                      25,554                         11,576
                                                                              --------------------          ---------------------
   Total property and equipment                                                         5,161,910                        161,577
Less accumulated depreciation and amortization                                            (37,094)                          (449)
                                                                              --------------------          ---------------------
   Net property and equipment                                                           5,124,816                        161,128
                                                                              --------------------          ---------------------
   Long-term assets
Other long-term assets                                                                     61,289                         55,081
                                                                              --------------------          ---------------------
   Total long-term assets                                                                  61,289                         55,081
                                                                              --------------------          ---------------------
   TOTAL ASSETS                                                               $         7,655,915           $          2,317,308
                                                                              ====================          =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
Current maturities of convertible notes                                       $         1,535,000           $                  -
Current maturities of notes                                                                29,358                          7,003
Accounts payable trade                                                                  1,936,811                          4,427
Accrued and deposits payable                                                              247,490                         22,680
Accrued liabilities and notes payable, related party                                      817,585                         15,000
                                                                              --------------------          ---------------------
   Total current liabilities                                                            4,566,244                         49,110
                                                                              --------------------          ---------------------
   Long-term liabilities
Asset retirement obligations                                                              281,962                              -
                                                                              --------------------          ---------------------
   Total long-term liabilities                                                            281,962                              -
                                                                              --------------------          ---------------------
Disposal group held for sale payables of discontinued operations                                -                          7,745
                                                                              --------------------          ---------------------
   TOTAL LIABILITIES                                                                    4,848,206                         56,855
                                                                              --------------------          ---------------------

Commitments and Contingencies                                                                   -                              -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                             -                              -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,503,477 and 10,799,339 shares issued and outstanding at
   September 30, 2013 and December 31, 2012, respectively                                  11,503                         10,799
Additional paid in capital                                                              4,896,040                      3,230,941
Accumulated deficit                                                                    (2,099,834)                      (981,287)
                                                                              --------------------          ---------------------
   Total stockholders' equity                                                           2,807,709                      2,260,453
                                                                              --------------------          ---------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $         7,655,915           $          2,317,308
                                                                              ====================          =====================

   The accompanying notes are an integral part of these financial statements.

                                          THREE FORKS INC.
                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                              For The Three Months Ended
                                                                     September 30,
                                                            2013                      2012
                                                    ---------------------     ---------------------
Revenue
   Oil and gas sales                                $             234,058     $                  -
   Management fees                                                 48,000                        -
                                                    ---------------------     ---------------------
                    Total revenues                               282,058      $                  -
                                                    ---------------------     ---------------------
Operating expenses:
   Lease operating expenses                                       61,917                         -
   Production taxes                                                7,742                         -
   Depreciation, depletion and amortization                       34,676                         -
   General and administrative expenses                           562,574                   220,063
                                                    ---------------------     ---------------------
               Total operating expenses                          666,909                   220,063
                                                    ---------------------     ---------------------

Loss from operations                                            (384,851)                 (220,063)
                                                    ---------------------     ---------------------

Other income (expense)
   Interest income                                                 1,000                         -
   Interest expense                                               (4,836)                        -
                                                    ---------------------     ---------------------
             Total other income (expense)                         (3,836)                        -
                                                    ---------------------     ---------------------

Loss before income taxes                                        (388,687)                 (220,063)

Income taxes                                                           -                         -
                                                    ---------------------     ---------------------

Net loss                                            $           (388,687)     $           (220,063)
                                                    =====================     =====================

Net loss per common share
   Basic and diluted                                $              (0.03)     $              (0.03)
                                                    =====================     =====================

Weighted average number of common shares
   Basic and diluted                                          11,462,713                 8,081,137
                                                    =====================     =====================


   The accompanying notes are an integral part of these financial statements.
                                       -3-

                                           THREE FORKS INC.
                                       STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                       For the
                                                     Nine Months                For the Period
                                                        Ended             March 28, 2012 (incpetion)
                                                    September 30,           through September 30,
                                                         2013                        2012
                                                 ---------------------   ----------------------------
Revenue
   Oil and gas sales                             $             234,058   $                         -
   Management fees                                             112,000                             -
                                                 ---------------------   ----------------------------
                  Total revenues                              346,058                              -
                                                 ---------------------   ----------------------------
Operating expenses:
   Lease operating expenses                                    63,917                              -
   Production taxes                                             7,742                              -
   Depreciation and amortization                               36,645                              -
   General and administrative expenses                      1,503,956                        491,311
                                                 ---------------------   ----------------------------
             Total operating expenses                       1,612,260                        491,311
                                                 ---------------------   ----------------------------

Loss from operations                                       (1,266,202)                      (491,311)
                                                 ---------------------   ----------------------------
Other income (expense)
   Other Income                                                22,000                              -
   Interest income                                              3,014
   Interest expense                                            (4,837)                             -
                                                 ---------------------   ----------------------------
                Total other income                             20,177                              -
                                                 ---------------------   ----------------------------

Loss from continuing operations
   before income taxes                                     (1,246,025)                      (491,311)

Income taxes                                                        -                              -
                                                 ---------------------   ----------------------------

Net loss from continuing operations                        (1,246,025)                      (491,311)
                                                 ---------------------   ----------------------------

Discontinued operations
   Income from operations of discontinued
      property                                                      -                              -
   Gain on disposal of property                               127,478                              -
                                                 ---------------------   ----------------------------
         Income from discontinued operations                  127,478                              -
                                                 ---------------------   ----------------------------

Net loss                                         $         (1,118,547)   $                  (491,311)
                                                 =====================   ============================

Net loss from continuing operations              $              (0.11)   $                     (0.06)
                                                 =====================   ============================

Net income from discontinued operations
   Basic and diluted                             $               0.01    $                         -
                                                 =====================   ============================

Net loss per common share
   Basic and diluted                             $              (0.10)   $                     (0.06)
                                                 =====================   ============================

Weighted average number of common shares
   Basic and diluted                                       11,306,667                      8,539,160
                                                 =====================   ============================

   The accompanying notes are an integral part of these financial statements.

                                                          THREE FORKS INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY



                                              PREFERRED SHARES        COMMON SHARES         ADDITIONAL                    TOTAL
                                               $10 PAR VALUE         $.001 PAR VALUE         PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                              SHARES    AMOUNT     SHARES       AMOUNT       CAPITAL      (DEFICIT)       EQUITY
                                             -------- --------- ------------ ------------ ------------- ------------- --------------
BALANCES, December 31, 2012 (Audited)              -  $      -   10,799,339  $    10,799  $  3,230,941  $   (981,287) $   2,260,453
 Issuance of shares for services
  valued at $0.088 per share - related party       -         -       25,000           25         2,175             -          2,200
 Issuance of shares for services
  valued at $0.088 per share                       -         -      445,000          445        38,715             -         39,160
 Sale of shares for cash at $.01 per share         -         -       40,000           40           360             -            400
 Sale of shares for cash at $1.50 per share        -         -      100,001          100       149,902             -        150,002
 Sale of shares for cash at $2.00 per share        -         -       25,000           25        49,975             -         50,000
 Sale of shares for cash at $3.00 per share        -         -      807,021          807     2,420,234             -      2,421,041
 Correction of prior issuance of shares            -         -     (112,884)        (113)          113             -              -
 Repurchase of shares at $3.00 per share           -         -     (275,000)        (275)     (824,725)            -       (825,000)
 Repurchase of shares at $1.50 per share           -         -     (100,000)        (100)     (149,900)            -       (150,000)
 Retirement of shares to settle claims             -         -     (250,000)        (250)      (21,750)            -        (22,000)
 Net (loss) for the period                         -         -            -            -             -    (1,118,547)    (1,118,547)
                                             -------- --------- ------------ ------------ ------------- ------------- --------------
BALANCES, SEPTEMBER 30, 2013 (Unaudited)           -  $      -   11,503,477  $    11,503  $  4,896,040  $ (2,099,834) $   2,807,709
                                             ======== ========= ============ ============ ============= ============= ==============




















   The accompanying notes are an integral part of these financial statements.

                                                         THREE FORKS INC.
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                  For the
                                                                                Nine Months                  For the Period
                                                                                   Ended                March 28, 2012 (incpetion)
                                                                               September 30,               through September 30,
                                                                                   2013                           2012
                                                                            -------------------      -----------------------------
OPERATING ACTIVITIES
   Net (loss) from continuing operations attributable to
     common stockholders                                                    $       (1,246,025)      $                   (491,311)
   Income from discontinued operations                                                 127,478                                  -
   Adjustments to reconcile net (loss) to net cash
    flows provided by (used in) operating activities:
      Depreciation and amortization                                                     36,645                                  -
      Gain on settlement of claims                                                     (22,000)                                 -
      Gain on sale of disposal group held for sale                                    (127,478)                                 -
      Shares issued for services - related party                                         2,200                              5,325
      Shares issued for services                                                        39,160                              3,045
   Changes in operating assets and liabilities:
       Accounts receivable trade                                                      (148,385)                                 -
       Inventories                                                                     (42,143)                                 -
       Due from others - related party                                                (119,809)                                 -
       Prepaid and other current assets                                                  1,005                            (15,861)
       Accounts payable trade                                                          190,241                                  -
       Accrued and deposits payable                                                    224,810                             31,967
       Accrued liabilities, related party                                              202,585                             20,250
       Disposal group held for sale                                                        804                                  -
                                                                            -------------------      -----------------------------

Net cash (used in) operating activities                                               (880,912)                          (446,585)
                                                                            -------------------      -----------------------------

INVESTING ACTIVITIES
   Funds loaned to a non affiliate                                                           -                           (100,000)
   Additions to property and equipment                                              (2,976,228)                          (251,738)
   Additions to other long-term assets                                                  (6,208)                                 -
   Proceeds from sale of disposal group held for sale                                1,600,000                                  -
                                                                            -------------------      -----------------------------

Net cash (used in) investing activities                                             (1,382,436)                          (351,738)
                                                                            -------------------      -----------------------------

FINANCING ACTIVITIES
   Sale of common shares                                                             2,621,443                          1,274,263
   Funds used to repurchase common shares                                             (975,000)                                 -
   Funds from short-term convertible notes, net of repayment                         1,535,000                                  -
   Funds from short-term notes, net of repayment                                        22,355
   Funds from short-term notes, related party                                          600,000                                  -
                                                                            -------------------      -----------------------------

Net cash provided by financing activities                                            3,803,798                          1,274,263
                                                                            -------------------      -----------------------------

NET CHANGE IN CASH                                                                   1,540,450                            475,940

CASH, Beginning                                                                        492,729                                  -
                                                                            -------------------      -----------------------------

CASH, Ending                                                                $        2,033,179       $                    475,940
                                                                            ===================      =============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of common shares for oil and gas properties                     $                -       $                  1,400,000
                                                                            ===================      =============================
   Interest paid                                                            $                -       $                          -
                                                                            ===================      =============================
   Income taxes paid                                                        $                -       $                          -
                                                                            ===================      =============================

   The accompanying notes are an integral part of these financial statements.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF OPERATIONS AND ORGANIZATION

Three Forks, Inc. (the "Company") was incorporated on March 28, 2012 in the State of Colorado. The Company's business plan focuses on the development as an independent energy company engaged in the acquisition, exploration, development and production of North American conventional oil and gas properties through the acquisition of leases and/or royalty interests and developing the properties for maximum cash flow.

On September 7, 2012, the Company acquired working interests between 10.12% and 10.50% in five (5) producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld county Colorado valued at $1,477,990 as well as a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan county Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company's common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, the Company was required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three year period from the date of the acquisition and this escrow account at September 30, 2013 and December 31, 2012 has a balance of $55,122 and $55,081 respectively. Effective January 1, 2013, the Company sold its entire interest in these oil and gas properties located in Weld county Colorado for $1,600,000 in cash. See Note 4 - Disposal Group Held for Sale.

On December 31, 2012, the Company entered into a Farmout Agreement ("Farmout") where the Company had a 100% working interest in 320gross/290net acres of mineral interests located in Archer county Texas subject to the Farmout. In consideration of Three Forks No. 1, LLC, a Colorado limited liability company ("LLC"), undertaking and paying it's pro rata portion of the costs associated with the drilling and completion of 9 wells in Archer county Texas on the Farmout property, the Company assigned 87% of the working interest in the Farmout to the LLC. Likewise, on January 1, 2013, the Company assigned 3% of the working interest in the Farmout to three members of the Board of Directors of the Company.

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of a 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling 1,955 gross acres known as the Five Jab properties in exchange for $3,842,143 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells.

The Company's acquisition of the 75% working interest in the Five Jab properties was accounted for as an acquisition for accounting purposes.

INTERIM PRESENTATION

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the period presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Registration Statement on Form 10-12G for the period March 28, 2012 (inception) through December 31, 2012. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2012 financial statements on Form 10-12G and its Current Report on Form 10-Q, the disclosures are adequate to make the information presented not misleading. Interim results are not indicative of results for a full year or any future period.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

CONCENTRATION OF CREDIT RISK

The Company, from time to time during the periods covered by these financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2013, the Company has $1,783,179 in cash deposits in excess of FDIC insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at September 30, 2013 and December 31, 2012.

INVENTORIES

The Company's inventories, which consist of in-transit oil, are stated at lower of cost (using the first-in, first-out method) or market. We recorded impairments, as needed, to adjust the carrying amount of inventories to the lower of cost or market.

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $4,338,489 and $0 included in the amortization base at September 30, 2013 and December 31, 2012, respectively and the Company did not expense any capitalized costs for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012.

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the nine months ended September 30, 2013 and for the period

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

March 28, 2012 (inception) through September 30, 2012 that would be indicative of possible impairment.

PROPERTY AND EQUIPMENT

Other property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred.

DEPRECIATION

For financial reporting purposes, depreciation and amortization of other property and equipment is computed using the straight-line method over the estimated useful lives of assets at acquisition. For income tax reporting purposes, depreciation of other equipment is computed using the straight-line and accelerated methods over the estimated useful lives of assets at acquisition.

Depreciation and depletion of capitalized acquisition, exploration and development costs are computed on the units-of-production method by individual fields on the basis of the total estimated units of proved reserves as the related proved reserves are produced.

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three and nine months ended September 30, 2013 is $34,676 and $36,645, respectively and $0, respectively for the comparative periods of 2012.

ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations arise from plugging and abandonment liabilities for the Company's natural gas and oil wells.

OTHER COMPREHENSIVE (LOSS)

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

INCOME TAXES

The Company accounts for income taxes under the liability method as prescribed by ASC authoritative guidance. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis difference reverses. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's income tax returns.

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $807,748 has been fully reserved at September 30, 2013. At September 30, 2013, the Company has incurred net operating losses for income tax purposes of approximately $2,090,000. Such losses may be carried forward and are scheduled to expire in the year 2032, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2013 and December 31, 2012 there were no uncertain tax positions that required accrual.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding including the effect of the Company's potentially dilutive securities. The
Company's potentially dilutive securities consist of options, warrants and convertible promissory notes to purchase the Company's common stock. Potentially dilutive securities are not included in the weighted average calculation for net loss per common share since their effect would be anti-dilutive due to the net loss. The treasury method is used by the Company to measure the dilutive effect of stock options, warrants and convertible promissory notes. Since the option price is significantly greater than the current value of the Company's common stock, management has determined the effective exercise of the dilutive securities would have no effect on the weighted-average number of common shares outstanding for the periods presented. Therefore, the basic and diluted weighted average number of common shares outstanding for net income from continuing operations is the same for the periods presented. For the three and nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012, the Company had outstanding 5,044,395 and 0, respectively of potentially dilutive options, warrants and convertible promissory notes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

REVENUE RECOGNITION

The Company recognizes revenue from the exploration and production of the Company's oil and gas properties in the period of production. Management fee income is recognized in the period where the Company performs the services as manager of a limited liability company.

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options, to be recognized in the financial statements based on their fair values.

GOING CONCERN AND MANAGEMENTS' PLANS

As shown in the accompanying financial statements for the period ended September 30, 2013, the Company has reported an accumulated deficit of $2,099,834. At September 30, 2013, the Company has current assets of $2,469,810, including cash and cash equivalents of $2,033,179 and current liabilities of $4,566,244 but has sold its major proved oil and gas property as described in Note 4.

To the extent the Company's operations are not sufficient to fund the Company's capital and current growth requirements the Company will attempt to raise capital through the sale of additional shares of stock. At the present time, the Company cannot provide assurance that it will be able to raise funds through the further issuance of equity in the Company.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on March 28, 2012 through September 30, 2013, the Company has not been involved in any unconsolidated SPE transactions.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company's net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

SUBSEQUENT EVENTS

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

DUE FROM OTHERS - RELATED PARTY

During the nine months ended September 30, 2013, the Company advanced funds to two of its affiliates and at September 30, 2013 the Company is owed $119,809.

ACCRUED LIABILITIES AND NOTES PAYABLE - RELATED PARTY

During the nine months ended September 30, 2013, the Company was advanced funds from one of its members of the Board of Directors ("Board Member"), who is also a member of Tin Cup, LLC and at September 30, 2013 the Company owes $209,520. See Note 4 - Disposal Group Held for Sale. In addition, at September 30, 2013, the Company owes the Board Member $8,065 for accrued revenues from oil and gas production. Also, during September 2013, the Company borrowed $300,000 in funds from both an officer of the Company and the Board Member and at September 30, 2013 the Company owes $600,000. See Note 10 - Secured Convertible Promissory Notes.

At December 31, 2012, the Company owed an affiliate of an officer and director of the Company a total of $15,000 in fees for services rendered.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

SHARES FOR SERVICES

During the nine months ended September 30, 2013, a former member and a current member of the Board of Directors were issued 200,000 shares of the Company's common stock in exchange for services in the amount of $17,600 or at a fair value of $0.088 per share.

In March 2012, the Company issued 5,325,000 shares of its common shares to its members of the Board of Directors and officers in exchange for services in the amount of $5,325 or at a fair value of $0.001 per share.

CONSULTING SERVICES

During the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012, the Company paid two of its officers and directors $188,361 and $40,684, respectively in fees as part of consulting arrangements approved by the Board of Directors.

During the nine months ended September 30, 2013, the Company paid an affiliate of one of its directors $55,000 in fees as part of a consulting agreement approved by the Board of Directors.

LIMITED LIABILITY COMPANIES

The Company is the manager of Three Forks No. 1, LLC, a Colorado limited liability company. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization" and Note 9 - Management Agreement.

Certain officers and members of the Board of Directors of the Company are members of Tin Cup Oil and Gas, LLC, a Colorado limited liability company and at September 30, 2013, Tin Cup Oil and Gas, LLC is owed $250,000. See Note 10 - Secured Convertible Promissory Notes.

NOTE 3 - NOTE RECEIVABLE
------------------------

In May 2012, the Company loaned Holms Energy Development Corp ("HEDC") $100,000 which is evidenced by an unsecured promissory note dated May 30, 2012 whereby the unpaid principal amount of the promissory note is due and payable on Demand at any time on or after March 15, 2013 including any and all unpaid and accrued interest at the rate of four percent (4%) per annum of the outstanding principal. HEDC may offset the principal amount of the promissory note with any amounts due from the Company pursuant to that certain Joint Venture Cooperation and Profit Allocation Agreement between the Company and HEDC dated May 1, 2012 ("JV Agreement") as per Note 7. At September 30 2013 and December 31, 2012, the Company is owed $100,000 plus accrued interest in the amount of $5,315 and $2,356, respectively.

NOTE 4 - DISPOSAL GROUP HELD FOR SALE
-------------------------------------

The Company, as part of an agreement dated September 7, 2012, incurred costs in the amount of $1,477,990 in acquiring certain oil and gas mineral interest, including five (5) producing wells, located in Weld county Colorado. The Company determined that these mineral interests were considered a Disposal Group Held for Sale as set forth in Topic 205 of the ASC and therefore, the Company at December 31, 2012 recorded the property as a current asset in the amount of $1,472,521 [net of $5,658 in amortization] on the balance sheet. Effective January 1, 2013, the Company sold these properties for $1,600,000 in cash and recorded in the statement of operations for the nine months ended September 30, 2013 a gain on the sale of assets in the amount of $127,478 under discontinued operations.

In addition and as part of the sale, the purchasers of the property deposited with the Company $400,000 to be used towards the AFE costs in the drilling of future oil and gas wells. At September 30, 2013, the Company owes $400,000 including $209,520 due to a member of its Board of Directors.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

NOTE 5 - SIGNIFICANT ACQUISITIONS
---------------------------------

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of a 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling approximately 1955 gross acres in exchange for $3,842,143 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells. The acquisition was accounted for using the acquisition method in accordance with guidance provided in ASC Topic 805.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values at June 30, 2013 and September 1, 2013, respectively:


Purchase price:

Oil and gas properties          $   4,124,105

Liabilities assumed             $     281,962
                                --------------
Total consideration             $   3,842,143
                                ==============


NOTE 6 - DISCONTINUED OPERATIONS
--------------------------------

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County, CO for $1,600,000 in cash and for the nine months ended September 30, 2013, the Company recorded a gain of $127,478 on the sale of the disposal group held for sale less the basis in the properties of $1,472,522 (net of $5,469 of depreciation, depletion and amortization). The properties consisted solely of oil and gas properties that were acquired in 2012.

The financial results of the disposal group held for sale have been classified as discontinued operations in our statements of operations for all period presented. There were no operations for the period of March 28, 2012 (inception) through September 30, 2012.

The assets and liabilities related to the Company discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompany balance sheets. There are no assets and liabilities at September 30, 2013. The following summarizes the components of these assets and liabilities at December 31, 2012:

                    Assets
 Current Assets
Disposal group held for sale:
   Accounts receivable                               $             8,550
   Oil and gas properties, net                                 1,472,521
                                                     --------------------
            Total current assets of
            discontinued operations                  $         1,481,071
                                                     ====================

                  Liabilities
 Current Liabilities
         Disposal group held for sale:
   Accounts payable                                  $             7,745
                                                     --------------------
         Total current liabilities of
            discontinued operations                  $             7,745
                                                     ====================

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)


NOTE 7 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

The Company has only one business operating segment - exploration and production. However, the Company does receive a management fee as manager of a limited liability company as per its operating agreement but per ASC Topic 280 the Company has not reported this activity as a separate operating segment since the Company does not regularly review the operating results, allocate specific resources or maintain certain financial information regarding this activity. See
Note 9 - Management Agreement.

NOTE 8 - JOINT VENTURE AGREEMENT
--------------------------------

At September 30, 2013 and December 31, 2012, the Company paid $163,456 and $134,000, respectively in costs to drill an oil and gas well in Archer County Texas as part of the JV Agreement entered into between the Company and HEDC. The Company will receive revenues and be responsible for 49% of the costs to drill and complete each well the Company elects to participate in on such leases that are part of the JV Agreement.

NOTE 9 - MANAGEMENT AGREEMENT
-----------------------------

The Company is the manager of a tax partnership known as Three Forks No. 1, LLC and as manager receives a fee in the amount of $16,000 per month. The Company owns no interest in the LLC but does own a 10% working interest in the Farmout property as more fully described in Note 1. For the three and nine months ended September 30, 2013, the Company reported management fee income in the amount of $48,000 and $112,000, respectively.

NOTE 10 - SECURED CONVERTIBLE PROMISSORY NOTES
----------------------------------------------

In September 2013, the Company commenced a private offering of $2,000,000 of Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% working interest in the Five Jab properties discussed in Note 1. These promissory notes are due in September 2014 including interest at the rate of 10% per annum on the unpaid balance and are convertible into shares of the Company's common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 promissory note. A director of the Company is a member of Tincup Oil and Gas, LLC. The offering was not fully subscribed for and therefore at September 30, 2013 the Company owes $1,535,000.

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five Jab properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees. If the promissory notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the Five Jab properties and the due date will be extended to April 2, 2014. If payment is made at April 2, 2014, they will each receive a $15,000 payment of fees. If the property has not been liquidated at such date, they will each be assigned an 11.25% working interest in the Five Jab properties. At September 30, 2013, the Company owes $600,000 including accrued interest in the amount of $4,822.

The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres known as the Five Jab properties including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

NOTE 11 - SHARE BASED COMPENSATION
----------------------------------

PRESIDENT AND CHIEF OPERATING OFFICER

The Company granted to its President and Chief Operating Officer effective March 5, 2013, cashless options to acquire up to 2,250,000 shares of the Company's common stock at an option price of $0.10 per share for a period of three years from the effective date of the grant. The options vest over the term of the option. These options are not part of the Company's 2013 Stock Incentive Plan.

2013 STOCK INCENTIVE PLAN

Effective May 1, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors and the 2013 Stock Option Incentive Plan is requires shareholder by April 30, 2014. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended 2013, the Company granted options and warrants in the amount of 4,450,000 under the 2013 Stock Incentive Plan including cashless options to a Board member to acquire up to 100,000 shares of the Company's common stock at an option price of $.10 per share for a period of three years from the effective date of the grant. The options vest immediately upon the date of grant.

The following table summarizes information related to the outstanding and vested options at September 30, 2013:

                                                   Outstanding and
                                                    Vested Options
                                                      and Warrants
                                                -------------------
Number of shares
  Non-Qualified stock options                            2,250,000
  2013 Stock Incentive Plan                              2,200,000

Weighted average remaining contractual life
  Non-Qualified stock options                            2.4 years
  2013 Stock Incentive Plan                              1.2 years

Weighted average exercise price
  Non-Qualified stock options                                $0.10
  2013 Stock Incentive Plan                                  $0.47

Number of shares vested
  Non-Qualified stock options                              429,452
  2013 Stock Incentive Plan                              1,062,466

Aggregate intrinsic value
  Non-Qualified stock options                                   $0
  2013 Stock Incentive Plan                                     $0

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)


The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

No options or warrants were exercised or expired during the nine months ended September 30, 2013. The Company did not realize any income tax expense related to the exercise of stock options or warrants for the nine months ended September 30, 2013.
NOTE 12 - STOCKHOLDERS' EQUITY

PREFERRED SHARES

The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At September 30, 2013, the Company has no preferred shares issued and outstanding.

COMMON SHARES

The Company is authorized to issue 100,000,000 shares of $0.001 voting common stock. At September 30, 2013 and December 31, 2012 there were a total of 11,503,477 and 10,799,339 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2013, as described in Note 2, the Company issued 200,000 shares of its common stock in exchange for services valued at $17,600. The Company also issued 270,000 shares of its common stock to a consultant for services valued at $23,760. In addition, and as part of a private placement, the Company issued 859,138 shares of its common stock for cash in the amount of $2,621,443 as more fully described in the financial statements..

During the period March 28, 2012 (inception) through September 30, 2012, as described in Note 1, the Company issued 700,000 shares of its common stock in exchange for oil and gas properties and, as described in Note 2, the Company issued 5,325,000 shares of its common stock to its officers and directors for services valued at $5,325. The Company also issued 195,000 and 285,000 shares of its common stock to consultants for services valued at $195 and $2,850 respectively and, in addition, as part of a private placement, sold 3,799,575 shares of its common stock for cash in the amount of $1,274,263 at $.01 per share to $1 per share.

REPURCHASE AND RETIREMENT OF COMMON SHARES

Effective March 26, 2013, the Company entered into a settlement agreement with one of its employees to settle certain claims against the employee valued at $22,000 in exchange for the employee returning to the Company 250,000 shares of their common stock. In addition, the Company agreed to repurchase from the employee 100,000 shares of their common stock in exchange for $150,000 in cash.

Also, effective March 26, 2013, the Company entered into a repurchase agreement with two of its shareholders to acquire their 275,000 shares of common stock in exchange for cash of $825,000.

                                THREE FORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2013
                                   (UNAUDITED)

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASE

The Company leases office space in Broomfield Colorado under a cancelable operating lease that allows either party the option to terminate the lease. Rent expense for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012 was $52,239 and $26,323, respectively. The following table summarizes the future minimum payments under this cancelable lease at September 30, 2013:

                  2013              $   22,781
                  2014              $   91,738
                  2015              $   54,416
                  2016              $        -
                  2017              $        -
                                      ---------
                                    $  168,935

CONSULTING AGREEMENTS

The Company has a twelve month agreement effective December 1, 2012 with a consultant to perform services at the rate of $15,000 per month. Effective November 1, 2013, the Company entered into a new twelve month agreement with the consultant to perform services at the rate of $200,000 per year under certain terms and conditions that includes the granting of non-qualified stock options to acquire up to 1,000,000 shares of the Company's common stock at an option price of $.010 per share over a three year period from the effective date of the grant. The options vest over the term of the option.

The Company entered into a four year agreement effective September 1, 2012 and amended March 1, 2013 with its interim Chief Executive Officer to perform services at the base rate of $180,000 per year under certain terms and conditions.

EMPLOYMENT AGREEMENTS

The Company entered into a two year employment agreement effective September 1, 2012 and amended in February 2013 with its Executive Vice President of Finance that includes compensation of a base salary of $192,000 per year under certain terms and conditions.

The Company entered into a three year employment agreement effective March 1, 2013 with its President and Chief Operating Officer that includes compensation of a base salary of $210,000 per year under certain terms and conditions including non-qualified stock options as described in Note 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012 AND THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

Three Forks is focused on the development of its business plan as an independent energy company engaged in the acquisition, exploration, development and production of North American conventional oil and gas properties through the acquisition of leases and/or royalty interests.

At present, our oil and gas projects consist of:

     - In Archer County, Texas, we are a 49% working interest ("WI") owner in a joint venture agreement where the joint venture has drilled and completed one well.

     - In Archer County, Texas, we have a 10% WI through a Farmout in 290 net, 320 gross acres with 5 wells. We are also the manager of Three Forks No. 1, LLC ("Three Forks No. 1") which owns 87% of the working interest in the Farmout acreage.

     - In Pottawatomie County, Oklahoma, we have a 25% WI in 290/290 net/gross acres upon which the first well was drilled in July 2013 and has now been completed and is being put into production.

     - The Five JAB project located in Southeast Texas - Southwest Louisiana where we have a non-operated 75% WI in 13 producing wells, 9 service wells and 14 additional wellbores.

We intend to acquire additional acreage to drill in other areas where deemed attractive, though no such additional prospects have been identified at the time of this filing.

Our milestones for the next twelve months include:

------------------ -------------------------------------------------------------
 4th Quarter 2013  o Drill and complete 4-5 additional wells in Archer County;
                   o Drill and complete 2-3 additional wells in Oklahoma;
                   o 10-11 well workovers in Five JAB projects
------------------ -------------------------------------------------------------
 1st Quarter 2014  o Drill and complete 6-8 wells in new development areas
------------------ -------------------------------------------------------------
 2nd Quarter 2014  o Drill and complete 6-8 wells in new development  areas
------------------ -------------------------------------------------------------

Our Budget for operations in the next year is as follows:


Working Capital                                        $   3,000,000
Drilling and Development of Five JAB Wells             $   1,500,000
Targeted Acquisition                                   $   7,000,000
Drilling and Development of new areas                  $   2,000,000
Fees, commissions and general expenses                 $   1,500,000
                                                       --------------
                                                       $  15,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have recognized minimal revenues from our operational activities.

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The offering was not fully subscribed and a total of $1,535,000 was raised.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each).

At September 30, 2013, the Company had a total of $2,135,000 in outstanding secured convertible promissory notes. These funds were used towards the purchase of the remaining 37.5% WI in the Five JABS property.

Based on our current cash reserves of $2,033,179 as of September 30, 2013, we have the cash for an operational budget of six months. We have generated minimal and sporadic revenues to date and such revenues were generated by properties we sold on January 1, 2013. If we are unable to begin to generate enough revenue, through our other subsidiaries, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof.
 No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

During the three months ended September 30, 2013, the Company recognized $282,058 in revenue from its operational activities. During the three months ended September 30, 2012, the Company did not recognize any revenues from its operational activities. During the three months ended September 30, 2013, the Company recognized revenue from two sources: $234,058 from the sale of oil and gas and $48,000 from management fees.

During the three months ended September 30, 2013, the Company incurred operating expenses of $666,909. During the three months ended September 30, 2012, the Company incurred operating expenses of $220,063. The increase of $446,846 was primarily a result of the Company's increased operational activities resulting from the acquisitions of certain properties, discussed above, and the Company's focus on filing a registration statement on Form 10 with the SEC.

During the three months ended September 30, 2013, the Company recognized the following operating expenses:

                                                          Three Months Ended
                                                          September 30, 2013
                                                         --------------------
Operating Expense:
     Lease operating expenses                            $            61,917
     Production taxes                                                  7,742
    Depreciation, depletion and amortization                          34,676
    General and administrative expenses                              562,574
                                                         --------------------
       Total Operating Expenses:                         $           669,909

During the three months ended September 30, 2013, the Company recognized a net loss of $388,687 compared to a net loss of $220,063 during the three months ended September 30, 2012. The increase of $168,624 was a direct result of the increase in operating expenses discussed above, offset by the $282,058 increase in revenue.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE PERIOD MARCH 28, 2012 (INCEPTION) THROUGH SEPTEMBER 30, 2012

During the nine months ended September 30, 2013, the Company recognized $364,058 in revenue from its operational activities. During the period of March 28, 2012 (inception) through September 30, 2012, the Company did not recognize any revenue from its operational activities. During the nine months ended September 30, 2013, the Company recognized revenue from two sources: $234,058 from the sale of oil and gas and $112,000 from management fees.

During the nine months ended September 30, 2013, the Company incurred operating expenses of $1,612,260. During the period of March 28, 2012 (inception) through September 30, 2012, the Company incurred operating expenses of $491,311. The increase of $1,120,949 in operating expenses primarily a result of the Company's increased operational activities resulting from the acquisitions of certain properties, discussed above, and the Company's focus on filing a registration statement on Form 10 with the SEC.

During the nine months ended September 30, 2013, the Company recognized the following operating expenses:

                                                           Nine Months Ended
                                                          September 30, 2013
                                                         --------------------
Operating Expense:
     Lease operating expenses                            $            61,917
     Production taxes                                                  7,742
    Depreciation, depletion and amortization                          36,645
    General and administrative expenses                            1,503,956
                                                         --------------------
       Total Operating Expenses:                         $         1,612,260

During the nine months ended September 30, 2013, the Company recognized a net loss of $1,118,547 compared to a net loss of $491,311 during period of March 28, 2012 (inception) through September 30, 2012. The increase of $627,236 was a direct result of the $1,120,949 increase in operating expenses discussed above, offset by a $20,177 increase in other income and a gain of $127,478 on the disposal of property from discontinued operations.

LIQUIDITY

At September 30, 2013, the Company had total current assets of $2,469,810 and total current liabilities of $4,566,244 resulting in a working capital deficit of $2,096,434.

During the nine months ended September 30, 2013, the Company used $880,912 in funds from its operational activities. During the nine months ended September 30, 2013, the Company recognized a net loss of $1,246,025 which was adjusted for such non-cash items as $36,645 in depreciation and amortization, $22,000 gain on settlement of claims, $127,478 gain on sale of disposal group held for sale and $41,360 in shares issued for services. During the period of March 28, 2012 (inception) through September 30, 2012, the Company used $446,585 in its operations, a net loss of $491,311 was adjusted for the non-cash item of $8,370 in shares issued for services.

During the nine months ended September 30, 2013, the Company used $1,382,436 in its investing activities. During the nine months ended September 30, 2013, the Company used $2,976,228 in additions to property and equipment and $6,208 in other additions to long-term assets. During this period, the Company received $1,600,000 from the sale of disposal group held for sale.

During the period of March 28, 2012 (inception) through September 30, 2012, the Company used $351,738 in its investing activities. The Company loaned $100,000 to a non-affiliate and used $251,738 in additions to property and equipment.

During the nine months ended September 30 2013, the Company received $3,803,798 from its financing activities compared to $1,274,263 during the period of March 28, 2013 (inception) through September 30, 2012.

FINANCING ACTIVITIES

COMMON STOCK OFFERINGS

During the nine months ended September 30, 2013, as part of a private placement, the Company issued 859,138 shares of its common stock for cash in the amount of $2,621,443.

During the period March 28, 2012 (inception) through September 30, 2012, the Company as part of a private placement, sold 3,799,575 shares of its common stock for cash in the amount of $1,274,263 at $.01 per share to $1 per share.

CONVERTIBLE PROMISSORY NOTES

In September 2013, the Company commenced a private offering of $2,000,000 of Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% working interest in the Five Jab properties discussed in Note 1. These promissory notes are due in September 2014 including interest at the rate of 10% per annum on the unpaid balance and are convertible into shares of the Company's common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 promissory note. A director of the Company is a member of Tincup Oil and Gas, LLC. The offering was not fully subscribed for and therefore at September 30, 2013 the Company owes $1,535,000.

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five Jab properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees. If the promissory notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the Five Jab properties and the due date will be extended to April 2, 2014. If payment is made at April 2, 2014, they will each receive a $15,000 payment of fees. If the property has not been liquidated at such date, they will each be assigned an 11.25% working interest in the Five Jab properties. At September 30, 2013, the Company owes $600,000 including accrued interest in the amount of $4,822.

The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres known as the Five Jab properties including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana.

SHORT TERM

On a short-term basis, we have not generated any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

CAPITAL RESOURCES

The Company has only common stock as its capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration and acquisition of oil and gas properties as well as working capital.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations. We have MINIMAL revenues. The Company has NO committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay its proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at September 30, 2013 and December 31, 2012.

REVENUE RECOGNITION

The Company recognizes revenue from the exploration and production of the Company's oil and gas properties in the period of production. Management fee income is recognized in the period where the Company performs the services as manager of a limited liability company.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $4,338,489 and $0 included in the amortization base at September 30, 2013 and December 31, 2012, respectively and the Company did not expense any capitalized costs for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through December 31, 2012.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through December 31, 2012.

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through December 31, 2012 that would be indicative of possible impairment.

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options, to be recognized in the financial statements based on their fair values.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 1A.  RISK FACTORS
----------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

During the period of July 1, 2013 through September 30, 2013, the Company made the following issuances of its equity securities.

                   TITLE OF
 DATE OF SALE     SECURITIES    NO. OF SHARES CONSIDERATION  CLASS OF PURCHASER
-------------- ---------------- ------------- ------------- --------------------
   July 2013
    through
September 2013  Common Shares       73,666       $221,000   Business Associates

September 2013   Convertible          --        $1,535,000  Business Associates
               Promissory Notes

September 2013   Convertible          --         $600,000   Officer & Directors
               Promissory Notes

EXEMPTION FROM REGISTRATION CLAIMED

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
-----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS  XBRL Instance Document (1)

     Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)
---------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                THREE FORKS, INC.
                        --------------------------------
                                  (REGISTRANT)


Dated:   November 15, 2013             By: /s/ W. Edward Nichols
                                           -----------------------------
                                           W. Edward Nichols,
                                           (Chief Executive Officer &
                                           Principal Accounting Officer)