Form 10-Q/A
period 2013-09-30
THREE FORKS, INC.
filed 2014-01-31
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10Q/A
                                 AMENDMENT NO. 1
                                -----------------


                                   (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2013

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-55033

                                THREE FORKS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                          45-4915308
         --------                                   ------------------------
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

            ---------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

As of November 15, 2013, there were 11,503,477 shares of the registrant's common stock issued and outstanding.


                                EXPLANATORY NOTE

Three Forks, Inc., (the "Company"), is filing this Amendment to its Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 18, 2013, for the sole purpose of Restating the Financial Statements provided in Part I, Item 1 Financial Statements as detailed in Note 14 - Restatement of Operations. As result of such restatement, Part I, Item 2, Managements' Discussion and Analysis has also been amended. Further, Part I, Item 4 Controls and Procedures has been revised.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

                                                                                       PAGE
PART I - FINANCIAL INFORMATION                                                         ----

Item 1.  Financial Statements (Unaudited)

         Balance Sheets - September 30, 2013 and December 31, 2012 (Audited)            2

         Statements of Operations  -
                  Three Months ended September 30, 2013 and 2012 and                    3
                  Nine Months ended September 30, 2013 and
                  From March 28, 2012 (inception) through September 30, 2012            4

         Statements of Changes in Shareholders' Equity -
                   For the Nine Months ended September 30, 2013                         5

         Statements of Cash Flows -
                  Nine Months ended September 30, 2013 and
                  From March 28, 2012 (inception) through September 30, 2012            6

         Notes to the Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     27
                  - NOT APPLICABLE

Item 4. Controls and Procedures                                                         27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                              29

Item 1A. Risk Factors -  NOT APPLICABLE                                                 29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    29

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                               29

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                                        29

Item 5.  Other Information - NOT APPLICABLE                                             30

Item 6.  Exhibits                                                                       30

SIGNATURES                                                                              31

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                THREE FORKS INC.
                                 BALANCE SHEETS
                                                                            September 30, 2013              December 31, 2012
                                                                               (Unaudited)                      (Audited)
                                                                         -------------------------       -------------------------
ASSETS
   Current assets
Cash and cash equivalents                                                $              2,033,179        $                492,729
Accounts receivable trade, net                                                            148,385                               -
Inventories                                                                                42,143                               -
Note receivable other                                                                     100,000                         100,000
Due from others, related party                                                            119,809                               -
Prepaid and other current assets                                                           26,294                          27,299
                                                                         -------------------------       -------------------------
   Total current assets                                                                 2,469,810                         620,028
                                                                         -------------------------       -------------------------
Disposal group held for sale of discontinued operations                                         -                       1,481,071
                                                                         -------------------------       -------------------------
   Property and equipment
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                               797,867                         150,001
   Proved                                                                               4,338,489                               -
Other                                                                                      25,554                          11,576
                                                                         -------------------------       -------------------------
   Total property and equipment                                                         5,161,910                         161,577
Less accumulated depreciation, depletion and amortization                                 (37,094)                           (449)
                                                                         -------------------------       -------------------------
   Net property and equipment                                                           5,124,816                         161,128
                                                                         -------------------------       -------------------------

   Long-term assets
Other long-term assets                                                                     61,289                          55,081
                                                                         -------------------------       -------------------------
   Total long-term assets                                                                  61,289                          55,081
                                                                         -------------------------       -------------------------

   Total assets                                                          $              7,655,915        $              2,317,308
                                                                         =========================       =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
Current maturities of convertible notes                                  $              1,535,000        $                      -
Current maturities of notes                                                                29,358                           7,003
Accounts payable trade                                                                    194,668                           4,427
Due on acquisition of oil and gas properties                                            1,742,143                               -
Accrued and deposits payable                                                              247,490                          22,680
Accrued liabilities and notes payable, related party                                      817,585                          15,000
                                                                         -------------------------       -------------------------
   Total current liabilities                                                            4,566,244                          49,110
                                                                         -------------------------       -------------------------
   Long-term liabilities
Asset retirement obligations                                                              281,962                               -
                                                                         -------------------------       -------------------------
   Total long-term liabilities                                                            281,962                               -
                                                                         -------------------------       -------------------------

Disposal group held for sale payables of discontinued operations                                -                           7,745
                                                                         -------------------------       -------------------------

   Total liabilities                                                                    4,848,206                          56,855
                                                                         -------------------------       -------------------------

Commitments and Contingencies                                                                   -                               -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                             -                               -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,503,477 and 10,799,339 shares issued and outstanding at
   September 30, 2013 and December 31, 2012, respectively                                  11,503                          10,799
Additional paid in capital                                                              4,896,040                       3,230,941
Accumulated deficit                                                                    (2,099,834)                       (981,287)
                                                                         -------------------------       -------------------------
   Total stockholders' equity                                                           2,807,709                       2,260,453
                                                                         -------------------------       -------------------------
   Total liabilities and stockholders' equity                            $              7,655,915        $              2,317,308
                                                                         =========================       =========================

   The accompanying notes are an integral part of these financial statements.

                                                         THREE FORKS INC.
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                         For The Three Months Ended
                                                                                               September 30,
                                                                                    2013                             2012
                                                                            ---------------------            ---------------------
Revenue
   Oil and gas sales                                                        $             581,762            $            102,537
   Management fees                                                                         48,000                               -
                                                                            ---------------------            ---------------------
                    Total revenues                                                       629,762             $            102,537
                                                                            ---------------------            ---------------------
Operating expenses:
   Lease operating expenses                                                              175,657                          126,387
   Production taxes                                                                       24,080                           13,583
   Depreciation, depletion and amortization                                               42,645                           16,653
   General and administrative expenses                                                   599,136                          229,438
                                                                            ---------------------            ---------------------
               Total operating expenses                                                  841,518                          386,061
                                                                            ---------------------            ---------------------

Loss from operations                                                                    (211,756)                        (283,524)
                                                                            ---------------------            ---------------------
Other income (expense)
   Interest income                                                                         1,000                                -
   Interest expense                                                                       (4,836)                               -
                                                                            ---------------------            ---------------------
             Total other income (expense)                                                 (3,836)                               -
                                                                            ---------------------            ---------------------

Loss before income taxes                                                                (215,592)                        (283,524)

Income taxes                                                                                   -                                -
                                                                            ---------------------            ---------------------

Net loss                                                                    $           (215,592)            $           (283,524)
                                                                            =====================            =====================
Net loss per common share
   Basic and diluted                                                        $              (0.02)            $              (0.04)
                                                                            =====================            =====================
Weighted average number of common shares
   Basic and diluted                                                                  11,462,713                        8,081,137
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

                                                        THREE FORKS INC.
                                                    STATEMENTS OF OPERATIONS
                                                          (Unaudited)


                                                                        For the
                                                                      Nine Months                         For the Period
                                                                         Ended                      March 28, 2012 (incpetion)
                                                                     September 30,                     through September 30,
                                                                          2013                                 2012
                                                                  ---------------------           -----------------------------
Revenue
   Oil and gas sales                                              $          1,898,134            $                    524,881
   Management fees                                                              112,000                                      -
                                                                  ---------------------           -----------------------------
                  Total revenues                                             2,010,134                                 524,881
                                                                  ---------------------           -----------------------------

Operating expenses:
   Lease operating expenses                                                    604,088                                 235,328
   Production taxes                                                             88,344                                  29,205
   Depreciation, depletion and amortization                                    117,725                                  49,960
   General and administrative expenses                                       1,588,894                                 511,186
                                                                  ---------------------           -----------------------------
             Total operating expenses                                        2,399,051                                 825,679
                                                                  ---------------------           -----------------------------

Loss from operations                                                          (388,917)                               (300,798)
                                                                  ---------------------           -----------------------------

Other income (expense)
   Other Income                                                                 22,000                                       -
   Interest income                                                               3,014
   Interest expense                                                             (4,837)                                      -
                                                                  ---------------------           -----------------------------
                Total other income                                              20,177                                       -
                                                                  ---------------------           -----------------------------

Loss from continuing operations
   before income taxes                                                        (368,740)                               (300,798)

Income taxes                                                                         -                                       -
                                                                  ---------------------           -----------------------------

Net loss from continuing operations                                           (368,740)                               (300,798)
                                                                  ---------------------           -----------------------------

Discontinued operations
   Income from operations of discontinued
      property                                                                       -                                       -
   Gain on disposal of property                                                127,478                                       -
                                                                  ---------------------           -----------------------------
         Income from discontinued operations                                   127,478                                       -
                                                                  ---------------------           -----------------------------

Net loss                                                          $           (241,262)           $                   (300,798)
                                                                  =====================           =============================

Net loss from continuing operations                               $              (0.03)           $                      (0.04)
                                                                  =====================           =============================

Net income from discontinued operations
   Basic and diluted                                              $               0.01            $                          -
                                                                  =====================           =============================

Net loss per common share
   Basic and diluted                                              $              (0.02)           $                      (0.04)
                                                                  =====================           =============================

Weighted average number of common shares
   Basic and diluted                                                        11,306,667                               8,539,160
                                                                  =====================           =============================

   The accompanying notes are an integral part of these financial statements.

                                                          THREE FORKS INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)


                                               PREFERRED SHARES         COMMON SHARES       ADDITIONAL                     TOTAL
                                                $10 PAR VALUE         $.001 PAR VALUE        PAID-IN    ACCUMULATED    STOCKHOLDERS'
                                              SHARES     AMOUNT      SHARES       AMOUNT     CAPITAL     (DEFICIT)        EQUITY
                                             --------  ---------  -----------  ----------  ----------- ------------   --------------
BALANCES, December 31, 2012 (Audited)              -   $      -   10,799,339   $   10,799  $ 3,230,941 $   (981,287)  $   2,260,453
 Issuance of shares for services
  valued at $0.088 per share - related party       -          -       25,000           25        2,175            -           2,200
 Issuance of shares for services
  valued at $0.088 per share                       -          -      445,000          445       38,715            -          39,160
 Sale of shares for cash at $.01 per share         -          -       40,000           40          360            -             400
 Sale of shares for cash at $1.50 per share        -          -      100,001          100      149,902            -         150,002
 Sale of shares for cash at $2.00 per share        -          -       25,000           25       49,975            -          50,000
 Sale of shares for cash at $3.00 per share        -          -      807,021          807    2,420,234            -       2,421,041
 Correction of prior issuance of shares            -          -     (112,884)        (113)         113            -               -
 Repurchase of shares at $3.00 per share           -          -     (275,000)        (275)    (824,725)           -        (825,000)
 Repurchase of shares at $1.50 per share           -          -     (100,000)        (100)    (149,900)           -        (150,000)
 Retirement of shares to settle claims             -          -     (250,000)        (250)     (21,750)           -         (22,000)
 Distributions to working interest owners
   of five jab inc.                                -          -            -            -            -     (958,365)       (958,365)
 Adjustment to equity of five jab inc.                                                                       81,080          81,080
 Net (loss) for the period                         -          -            -            -            -     (241,262)       (241,262)
                                             --------  --------- ------------  ----------- ------------ ------------   -------------
BALANCES, SEPTEMBER 30, 2013 (Unaudited)           -   $      -   11,503,477   $   11,503  $ 4,896,040  $(2,099,834)   $  2,807,709
                                             ========  ========= ============  =========== ============ ============   =============

















   The accompanying notes are an integral part of these financial statements.

                                                      THREE FORKS INC.
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                           For the
                                                                         Nine Months                 For the Period
                                                                            Ended               March 28, 2012 (incpetion)
                                                                        September 30,             through September 30,
                                                                             2013                         2012
                                                                      -------------------      ----------------------------
OPERATING ACTIVITIES
   Net (loss) from continuing operations attributable to
     common stockholders                                              $         (368,740)      $                  (300,798)
   Income from discontinued operations                                           127,478                                 -
   Adjustments to reconcile net (loss) to net cash
    flows provided by (used in) operating activities:
      Depreciation, depletion and amortization                                   117,725                            49,960
      Gain on settlement of claims                                               (22,000)                                -
      Gain on sale of disposal group held for sale                              (127,478)                                -
      Shares issued for services - related party                                   2,200                             5,325
      Shares issued for services                                                  39,160                             3,045
   Changes in operating assets and liabilities:
       Accounts receivable trade                                                (148,385)                                -
       Inventories                                                               (42,143)                                -
       Due from others - related party                                          (119,809)                                -
       Prepaid and other current assets                                            1,005                           (15,861)
       Accounts payable trade                                                    190,241                                 -
       Accrued and deposits payable                                              224,810                            31,967
       Accrued liabilities, related party                                        202,585                            20,250
       Disposal group held for sale                                                  804                                 -
                                                                      -------------------      ----------------------------

Net cash proveded by (used in) operating activities                               77,453                          (206,112)
                                                                      -------------------      ----------------------------

INVESTING ACTIVITIES
   Funds loaned to a non affiliate                                                     -                          (100,000)
   Additions to property and equipment                                        (2,976,228)                         (251,738)
   Additions to other long-term assets                                            (6,208)                                -
   Proceeds from sale of disposal group held for sale                          1,600,000                                 -
                                                                      -------------------      ----------------------------

Net cash (used in) investing activities                                       (1,382,436)                         (351,738)
                                                                      -------------------      ----------------------------

FINANCING ACTIVITIES
   Sale of common shares                                                       2,621,443                         1,274,263
   Funds used to repurchase common shares                                       (975,000)                                -
   Funds from short-term convertible notes, net of repayment                   1,535,000                                 -
   Funds from short-term notes, net of repayment                                  22,355                                 -
   Funds from short-term notes, related party                                    600,000                                 -
   Distributions to working interest owners - five jab inc.                     (958,365)                         (240,473)
                                                                      -------------------      ----------------------------

Net cash provided by financing activities                                      2,845,433                         1,033,790
                                                                      -------------------      ----------------------------

NET CHANGE IN CASH                                                             1,540,450                           475,940

CASH, Beginning                                                                  492,729                                 -
                                                                      -------------------      ----------------------------

CASH, Ending                                                          $        2,033,179       $                   475,940
                                                                      ===================      ============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of common shares for oil and gas properties               $                -       $                 1,400,000
                                                                      ===================      ============================
   Interest paid                                                      $                -       $                         -
                                                                      ===================      ============================
   Income taxes paid                                                  $                -       $                         -
                                                                      ===================      ============================


   The accompanying notes are an integral part of these financial statements.

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

On December 31, 2012, the Company entered into a Farmout Agreement ("Farmout") where the Company had a 100% working interest in 320gross/290net acres of mineral interests located in Archer county Texas subject to the Farmout. In consideration of Three Forks No 1 LLC, a Colorado limited liability company ("LLC"), undertaking and paying it's pro rata portion of the costs associated with the drilling and completion of 9 wells in Archer county Texas on the Farmout property, the Company assigned 87% of the working interest in the Farmout to the LLC. Likewise, on January 1, 2013, the Company assigned 3% of the working interest in the Farmout to three members of the Board of Directors of the Company.

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

PREDECESSOR FINANCIAL INFORMATION

The aforementioned Five Jab oil and gas properties that were acquired by the Company effective June 30, 2013 and September 1, 2013 were determined to be the oil and gas operations of the Company's predecessor prior to the date the Company effectively acquired such properties. As a result, all of the accompanying financial information for the periods presented includes both the accounts of the Company and the accounts of the Five Jab oil and gas operations.

The Five Jab oil and gas operations are owned separately by various working interest owners and, therefore are taxed as a disregard entity for income tax purposes and as such each of the owners report separately their pro rata share of income, deductions and losses. Therefore, no provision for income taxes is made in the accompanying financial statements. In addition, the accounts of the Five Jab oil and gas operations are comprised of revenues and expenses from oil and gas activity and the related distributions to the working interest owners of such net cash flow from the oil and gas operations.

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

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012 that would be indicative of possible impairment.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $807,748 has been fully reserved at September 30, 2013. At September 30, 2013, the Company has incurred net operating losses for income tax purposes of approximately $2,090,000.Such losses may be carried forward and are scheduled to expire in the year 2032, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2013 and December 31, 2012 there were no uncertain tax positions that required accrual.

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

GOING CONCERN AND MANAGEMENTS' PLANS

As shown in the accompanying financial statements for the period ended September 30, 2013, the Company has reported an accumulated deficit of $2,099,834. At September 30, 2013, the Company has current assets of $2,469,810, including cash and cash equivalents of $2,033,179 and current liabilities of $4,564,294 but has sold its major proved oil and gas property as described in Note 4.

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

ACCRUED LIABILITIES AND NOTES PAYABLE - RELATED PARTY

During the nine months ended September 30, 2013, the Company was advanced funds from one of its members of the Board of Directors ("Board Member"), who is also a member of Tin Cup LLC and at September 30, 2013 the Company owes $209,520. See
Note 4 - Disposal Group Held for Sale. In addition, at September 30, 2013, the Company owes the Board Member $8,065 for accrued revenues from oil and gas production. Also, during September 2013, the Company borrowed $300,000 in funds from both an officer of the Company and the Board Member and at September 30, 2013 the Company owes $600,000. See Note 10 - Secured Convertible Promissory Notes.

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

LIMITED LIABILITY COMPANIES

The Company is the manager of Three Forks No 1 LLC, a Colorado limited liability company. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization" and Note 9 - Management Agreement.

Certain officers and members of the Board of Directors of the Company are members of Tin Cup LLC, a Colorado limited liability company and at September 30, 2013, Tin Cup LLC is owed $250,000. See Note 10 - Secured Convertible Promissory Notes.

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values at June 30, 2013 and September 1, 2013, respectively:

                           Purchase price:

                           Oil and gas properties             $4,124,105

                           Liabilities assumed                $  281,962
                                                              ----------

                           Total consideration                $3,842,143
                                                              ==========

Subsequent to the effective dates of June 30, 2013 and September 1, 2013, the Company reported in the Statement of Operations for the three and nine months ended September 30, 2013 revenues from oil and gas sales in the amount of $234,058 and $234,058, respectively related to the Five Jab oil and gas properties.

NOTE 6 - DISCONTINUED OPERATIONS
--------------------------------

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County CO for $1,600,000 in cash and for the nine months ended September 30, 2013, the Company recorded a gain of $127,478 on the sale of the disposal group held for sale less the basis in the properties of $1,472,522 (net of $5,469 of depreciation, depletion and amortization). The properties consisted solely of oil and gas properties that were acquired in 2012.

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

NOTE 9 - MANAGEMENT AGREEMENT
-----------------------------

The Company is the manager of a tax partnership known as Three Forks No 1 LLC and as manager receives a fee in the amount of $16,000 per month. The Company owns no interest in the LLC but does own a 10% working interest in the Farmout property as more fully described in Note 1. For the three and nine months ended September 30, 2013, the Company reported management fee income in the amount of $48,000 and $112,000, respectively.

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

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five Jab properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees. If the promissory notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the Five Jab properties and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. If payment is made at April 2, 2014, they will each receive a $15,000 payment of fees. If the property has not been liquidated at such date, they will each be assigned an 11.25% working interest in the Five Jab properties. At September 30, 2013, the Company owes $600,000 including accrued interest in the amount of $4,822.

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

2013 STOCK INCENTIVE PLAN

Effective May 1, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors and shareholders. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended September 30, 2013, the Company granted options and warrants in the amount of 4,450,000 under the 2013 Stock Incentive Plan including cashless options to a Board member to acquire up to 100,000 shares of the Company's common stock at an option price of $.10 per share for a period of three years from the effective date of the grant. The options vest immediately upon the date of grant.

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

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

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

During the nine months ended September 30, 2013, as described in Note 2, the Company issued 200,000 shares of its common stock in exchange for services valued at $17,600. The Company also issued 270,000 shares of its common stock to a consultant for services valued at $23,760. In addition, and as part of a private placement, the Company issued 859,138 shares of its common stock for cash in the amount of $2,621,443 as more fully described in the financial statements.

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

NOTE 14 - RESTATEMENT OF OPERATIONS
-----------------------------------

Subsequent to the issuance of the Company's unaudited financial statements for the quarter ended September 30, 2013 and as a result of review by the Securities and Exchange Commission (SEC) staff in connection with the Company's Registration on Form 10-12G and its Registration Statement on Form S-1, the Company determined that it would restate its financial statements for the quarter ended September 30, 2013.

The aforementioned Five Jab oil and gas properties that were acquired by the Company effective June 30, 2013 and September 1, 2013 were determined to be the oil and gas operations of the Company's predecessor prior to the date the Company effectively acquired such properties. As a result, it was determined that the unaudited financial statements at September 30, 2013 and the periods presented should include not only the accounts of the Company but also the accounts of the Five Jab oil and gas operations.

The Five Jab oil and gas operations are owned separately by various working interest owners and, therefore are taxed as a disregard entity for income tax purposes and as such each of the owners report separately their pro rata share of income, deductions and losses. Therefore, no provision for income taxes is made in the accompanying financial statements. In addition, the accounts of the

Five Jab oil and gas operations are comprised of revenues and expenses from oil and gas activity and the related distributions to the working interest owners of such net cash flow from the oil and gas operations.

As a result, the Company as reported below in detail, has understated its oil and gas sales and its operating expenses and overstated its net loss for the three months ended September 30, 2013 and 2012 and for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012. There was no effect at September 30, 2013 on the Company's total assets, total liabilities, deficit or equity.















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                    SEPTEMBER 30, 2013 DETAILS OF RESTATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------

                                       At September 30, 2013
--------------------------------------------------------------------------------------------------
                                                                 Previously
                                               Restated           Reported           Change
                                           -------------------------------------------------------
Total assets                                       7,655,915          7,655,915                 -
Total liabilities                                  4,848,206          4,848,206                 -
Accumulated deficit                                2,099,834          2,099,834                 -
Total equity                                       2,807,709          2,807,709                 -

                              For The Three Months Ended September 30,
--------------------------------------------------------------------------------------------------
                   2013
-------------------------------------------
Total revenues                                       629,762            282,058           347,704
Total operating expenses                             841,518            666,909           174,609
Net loss                                            (215,592)          (388,687)          173,095
Net loss per common share
  basic and diluted                                    (0.02)             (0.03)             0.01

                   2012
-------------------------------------------
Total revenues                                       102,537                  -           102,537
Total operating expenses                             386,061            220,063           165,998
Net loss                                            (283,524)          (220,063)          (63,461)
Net loss per common share
  basic and diluted                                    (0.04)             (0.03)            (0.01)

                            For the Nine Months Ended September 30, 2013
--------------------------------------------------------------------------------------------------
Total revenues                                     2,010,134            346,058         1,664,076
Total operating expenses                           2,399,051          1,612,260           786,791
Net loss from continuing
  operations                                        (368,740)        (1,246,025)          877,285
Income from discontinued
  operations                                         127,478            127,478                 -
Net loss                                            (241,262)        (1,118,547)          877,285
Net loss from continuing
  operations                                           (0.03)             (0.11)             0.08
Net loss per common share
  basic and diluted                                    (0.02)             (0.10)             0.08

Net cash provided by (used in)
  operating activities                                77,453           (880,912)          958,365
Net cash (used in) investing
  activities                                      (1,382,436)        (1,382,436)                -
Net cash provided by
  financing activities                             2,845,433          3,803,798          (958,365)

                For the Period March 28, 2012 (inception) through September 30, 2012
--------------------------------------------------------------------------------------------------
Total revenues                                       524,881                  -           524,881
Total operating expenses                             825,679            491,311           334,368
Net loss from continuing
  operations                                        (300,798)          (491,311)          190,513
Net loss from discontinued
  operations                                               -                  -                 -
Net loss                                            (300,798)          (491,311)          190,513
Net loss per common share
  basic and diluted                                    (0.04)             (0.06)             0.02

Net cash (used in) operating
  activities                                        (206,112)          (446,585)          240,473
Net cash (used in) investing
  activities                                        (351,738)          (351,738)                -
Net cash provided by
  financing activities                             1,033,790          1,274,263          (240,473)

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

Our milestones for the next twelve months include:

----------------- --------------------------------------------------------------
4th Quarter 2013  o Drill and complete 4-5 additional wells in Archer County;
                  o Drill and complete 2-3 additional wells in Oklahoma;
                  o 10-11 well workovers in Five JAB projects
----------------- --------------------------------------------------------------
1st Quarter 2014  o Drill and complete 6-8 wells in new development areas
----------------- --------------------------------------------------------------
2nd Quarter 2014  o Drill and complete 6-8 wells in new development  areas
----------------- --------------------------------------------------------------

Our Budget for operations in the next year is as follows:


Working Capital                                               $3,000,000
Drilling and Development of Five JAB Wells                    $1,500,000
Targeted Acquisition                                          $7,000,000
Drilling and Development of new areas                         $2,000,000
Fees, commissions and general expenses                        $1,500,000
                                                    ---------------------
                                                             $15,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We had recognized minimal revenues from our operational activities prior to June 30, 2013. During the three months ended September 30, 2013, we recognized revenues of $581,762 from oil and gas sales.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

During the three months ended September 30, 2013, the Company recognized $629,762 in revenue from its operational activities. During the three months ended September 30, 2012, the Company recognized revenues of $102,537 from its operational activities. During the three months ended September 30, 2013, the Company recognized revenue from two sources: $581,762 from the sale of oil and gas and $48,000 from management fees.

During the three months ended September 30, 2013, the Company incurred operating expenses of $841,518. During the three months ended September 30, 2012, the Company incurred operating expenses of $386,061. The increase of $455,457 was primarily a result of the Company's increased operational activities resulting from the acquisitions of certain properties, discussed above, and the Company's focus on filing a registration statement on Form 10 with the SEC.

During the three months ended September 30, 2013, the Company recognized the following operating expenses:

                                                       Three Months Ended
                                                       September 30, 2013
                                                    --------------------------
Operating Expense:
     Lease operating expenses                       $                 175,657
     Production taxes                                                  24,080
    Depreciation, depletion and amortization                           42,645
    General and administrative expenses                               599,136
                                                    --------------------------
       Total Operating Expenses:                    $                 841,518

During the three months ended September 30, 2013, the Company recognized a net loss of $215,592 compared to a net loss of $283,524 during the three months ended September 30, 2012. The decrease of $67,932 was a direct result of the increase in operating expenses discussed above, offset by the increase in revenue.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE PERIOD MARCH 28, 2012 (INCEPTION) THROUGH SEPTEMBER 30, 2012

During the nine months ended September 30, 2013, the Company recognized $2,010,134 in revenue from its operational activities. During the period of March 28, 2012 (inception) through September 30, 2012, the Company recognized revenue of $524,881 from its operational activities. During the nine months ended September 30, 2013, the Company recognized revenue from two sources:
$1,898,134 from the sale of oil and gas and $112,000 from management fees.

During the nine months ended September 30, 2013, the Company incurred operating expenses of $2,399,051. During the period of March 28, 2012 (inception) through September 30, 2012, the Company incurred operating expenses of $825,679. The increase of $1,573,372 in operating expenses primarily a result of the Company's increased operational activities resulting from the acquisitions of certain properties, discussed above, and the Company's focus on filing a registration statement on Form 10 with the SEC.

During the nine months ended September 30, 2013, the Company recognized the following operating expenses:

                                                         Nine Months Ended
                                                        September 30, 2013
                                                     --------------------------
Operating Expense:
     Lease operating expenses                        $                 604,088
     Production taxes                                                   88.344
    Depreciation, depletion and amortization                           117,725
    General and administrative expenses                              1,588,894
                                                     --------------------------
       Total Operating Expenses:                     $               2,399,051

During the nine months ended September 30, 2013, the Company recognized a net loss of $241,262 compared to a net loss of $300,798 during period of March 28, 2012 (inception) through September 30, 2012. The decrease of $59,536 was a direct result of the $1,573,372 increase in operating expenses discussed above, offset by a $1,485,253 increase in revenues.

LIQUIDITY

At September 30, 2013, the Company had total current assets of $2,469,810 and total current liabilities of $4,566,244 resulting in a working capital deficit of $2,096,434.

During the nine months ended September 30, 2013, the Company received $77,453 in funds from its operational activities. During the nine months ended September 30, 2013, the Company recognized a net loss of $368,740 which was adjusted for such non-cash items as $117,725 in depreciation, depletion and amortization, $22,000 gain on settlement of claims, $127,478 gain on sale of disposal group held for sale and $41,360 in shares issued for services. During the period of March 28, 2012 (inception) through September 30, 2012, the Company used $206,112 in its operations, a net loss of $300,798 was adjusted for the non-cash items of $49,960 in depreciation, depletion and amortization and $8,370 in shares issued for services.

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

During the nine months ended September 30 2013, the Company received $2,845,433 from its financing activities compared to $1,033,790 during the period of March 28, 2012 (inception) through September 30, 2012.

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

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five Jab properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees. If the promissory notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the Five Jab properties and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. If payment is made at April 2, 2014, they will each receive a $15,000 payment of fees. If the property has not been liquidated at such date, they will each be assigned an 11.25% working interest in the Five Jab properties. At September 30, 2013, the Company owes $600,000 including accrued interest in the amount of $4,822.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Financial Officer (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at September 30, 2013, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

     (1) The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

     (2) As is the case with many companies of similar size, we currently lack segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of September 30, 2013, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of July 1, 2013 through September 30, 2013, the Company made the following issuances of its equity securities.

                                     NO. OF
 DATE OF SALE  TITLE OF SECURITIES   SHARES    CONSIDERATION  CLASS OF PURCHASER
-------------- ------------------- ----------- ------------- -------------------
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. MINE SAFETY DISCLOSURE
------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q/A. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.


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

  Exhibit 101.SCH    XBRL Taxonomy Extension Schema Document (1)

  Exhibit 101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document (1)

  Exhibit 101.DEF    XBRL Taxonomy Extension Definition Linkbase Document (1)

  Exhibit 101.LAB    XBRL Taxonomy Extension Label Linkbase Document (1)

  Exhibit 101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document (1)
-----------------
     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        THREE FORKS, INC.
                                        (REGISTRANT)



Dated:   January 31, 2014               By: /s/ W. Edward Nichols
                                        --------------------------------
                                        W. Edward Nichols,
                                        (Chief Executive Officer &
                                        Principal Accounting Officer)