Form 10-Q/A
period 2013-09-30
THREE FORKS, INC.
filed 2014-04-08
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10Q/A

                                 AMENDMENT NO. 2

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
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                             45-4915308
------------------------                               ------------------------
(State of Incorporation)                               (IRS Employer ID Number)

            555 ELDORADO BLVD., SUITE 100, BROOMFIELD, COLORADO 80021
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 404-2160
       ------------------------------------------------------------------
                         (Registrant's Telephone number)


       ------------------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

                                EXPLANATORY NOTE


THREE FORKS, INC., (THE "COMPANY"), IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013 FILED AND AMENDED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 18, 2013 AND JANUARY 31, 2014, RESPECTIVELY, FOR THE SOLE PURPOSE OF INCLUDING SEPARATELY THE HISTORICAL FINANCIAL INFORMATION OF OUR PREDECESSOR, FIVE JAB INC. IN PART I, ITEM 1 FINANCIAL STATEMENTS. AS RESULT OF SUCH INCLUSION, PART I, ITEM 2, MANAGEMENTS' DISCUSSION AND ANALYSIS HAS ALSO BEEN AMENDED. FURTHER, PART I, ITEM 4 CONTROLS AND PROCEDURES HAS BEEN REVISED.

FIVE JAB INC.'S OIL AND GAS OPERATIONS PRIOR TO THE EFFECTIVE DATES OF THE COMPANY ACQUIRING FIVE JAB ARE CONSIDERED TO BE THE OIL AND GAS OPERATIONS OF THE COMPANY'S PREDECESSOR AND, THEREFORE HAVE BEEN REPORTED SEPARATELY IN THIS FORM 10-Q/A.


THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING EXCEPT AS NOTED ABOVE. EXCEPT FOR THE FOREGOING AMENDED INFORMATION, THIS FORM 10-Q/A CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING AND THE COMPANY HAS NOT OTHERWISE UPDATED DISCLOSURES CONTAINED THEREIN OR HEREIN TO REFLECT EVENTS THAT OCCURRED AT A LATER DATE.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements Three Forks Inc. (Unaudited)                  PAGE
                                                                            ----

         Balance Sheets - September 30, 2013 and December 31, 2012 (Audited)  4

         Statements of Operations  -
                  Three Months ended September 30, 2013 and 2012 and          5
                  Nine Months ended September 30, 2013 and
                  From March 28, 2012 (inception) through September 30, 2012  6

         Statements of Changes in Shareholders' Equity -
                   For the Nine Months ended September 30, 2013               7

         Statements of Cash Flows -
                  Nine Months ended September 30, 2013 and
                  From March 28, 2012 (inception) through September 30, 2012  8

         Notes to the Financial Statements                                    9

         Financial Statements Five Jab Inc. (The Predecessor) (Unaudited)

         Balance Sheets - September 30, 2013 and December 31, 2012 (Audited)  22

         Statement of Operations -
                  Three Months ended September 30, 2013 and 2012              23
                  and Nine Months ended September 30, 2013 and 2012           24

         Statement of Changes in Capital -
                  For the Nine Months ended September 30, 2013                25

         Statements of Cash Flows -
                  Nine Months ended September 30, 2013 and 2012               26

         Notes to Financial Statements                                        27

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           37
                  - NOT APPLICABLE

Item 4. Controls and Procedures                                               37

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                    39

Item 1A.  Risk Factors -  NOT APPLICABLE                                      39

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          39

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     39

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                              39

Item 5.  Other Information - NOT APPLICABLE                                   40

Item 6.  Exhibits                                                             40

SIGNATURES                                                                    41

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                          THREE FORKS INC.
                                                           BALANCE SHEETS

                                                                           September 30, 2013                  December 31, 2012
                                                                              (Unaudited)                          (Audited)
                                                                        -------------------------          -------------------------
ASSETS
   Current assets
Cash and cash equivalents                                               $              2,033,179           $                492,729
Accounts receivable trade, net                                                           148,385                                  -
Inventories                                                                               42,143                                  -
Note receivable other                                                                    100,000                            100,000
Due from others, related party                                                           119,809                                  -
Prepaid and other current assets                                                          26,294                             27,299
                                                                        -------------------------          -------------------------
   Total current assets                                                                2,469,810                            620,028
                                                                        -------------------------          -------------------------

Disposal group held for sale of discontinued operations                                        -                          1,481,071
                                                                        -------------------------          -------------------------
   Property and equipment
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                              797,867                            150,001
   Proved                                                                              4,338,489                                  -
Other                                                                                     25,554                             11,576
                                                                        -------------------------          -------------------------
   Total property and equipment                                                        5,161,910                            161,577
Less accumulated depreciation depletion and amortization                                 (37,094)                              (449)
                                                                        -------------------------          -------------------------
   Net property and equipment                                                          5,124,816                            161,128
                                                                        -------------------------          -------------------------
   Long-term assets
Other long-term assets                                                                    61,289                             55,081
                                                                        -------------------------          -------------------------
   Total long-term assets                                                                 61,289                             55,081
                                                                        -------------------------          -------------------------

   Total assets                                                         $              7,655,915           $              2,317,308
                                                                        =========================          =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
Current maturities of convertible notes                                 $              1,535,000           $                      -
Current maturities of notes                                                               29,358                              7,003
Accounts payable trade                                                                   194,668                              4,427
Due on acquisition of oil and gas properties                                           1,742,143                                  -
Accrued and deposits payable                                                             247,490                             22,680
Accrued liabilities and notes payable, related party                                     817,585                             15,000
                                                                        -------------------------          -------------------------
   Total current liabilities                                                           4,566,244                             49,110
                                                                        -------------------------          -------------------------

   Long-term liabilities
Asset retirement obligations                                                             281,962                                  -
                                                                        -------------------------          -------------------------
   Total long-term liabilities                                                           281,962                                  -
                                                                        -------------------------          -------------------------

Disposal group held for sale payables of discontinued operations                               -                              7,745
                                                                        -------------------------          -------------------------

   Total liabilities                                                                   4,848,206                             56,855
                                                                        -------------------------          -------------------------
Commitments and Contingencies                                                                  -                                  -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                            -                                  -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,503,477 and 10,799,339 shares issued and outstanding at
   September 30, 2013 and December 31, 2012, respectively                                 11,503                             10,799
Additional paid in capital                                                             4,896,040                          3,230,941
Accumulated deficit                                                                   (2,099,834)                          (981,287)
                                                                        -------------------------          -------------------------
   Total stockholders' equity                                                          2,807,709                          2,260,453
                                                                        -------------------------          -------------------------

   Total liabilities and stockholders' equity                           $              7,655,915           $              2,317,308
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

                                                         THREE FORKS INC.
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                             For the
                                                                           Nine Months                        For the Period
                                                                              Ended                      March 28, 2012 (incpetion)
                                                                          September 30,                     through September 30,
                                                                               2013                                 2012
                                                                       ---------------------           ----------------------------
Revenue
   Oil and gas sales                                                   $             234,058           $                         -
   Management fees                                                                   112,000                                     -
                                                                       ---------------------           ----------------------------
                  Total revenues                                                    346,058                                      -
                                                                       ---------------------           ----------------------------

Operating expenses:
   Lease operating expenses                                                          63,917                                      -
   Production taxes                                                                   7,742                                      -
   Depreciation depletion and amortization                                           36,645                                      -
   General and administrative expenses                                            1,503,956                                491,311
                                                                       ---------------------           ----------------------------
             Total operating expenses                                             1,612,260                                491,311
                                                                       ---------------------           ----------------------------

Loss from operations                                                             (1,266,202)                              (491,311)
                                                                       ---------------------           ----------------------------

Other income (expense)
   Other Income                                                                      22,000                                      -
   Interest income                                                                    3,014
   Interest expense                                                                  (4,837)                                     -
                                                                       ---------------------           ----------------------------
                Total other income                                                   20,177                                      -
                                                                       ---------------------           ----------------------------

Loss from continuing operations
   before income taxes                                                           (1,246,025)                              (491,311)

Income taxes                                                                              -                                      -
                                                                       ---------------------           ----------------------------

Net loss from continuing operations                                              (1,246,025)                              (491,311)
                                                                       ---------------------           ----------------------------

Discontinued operations
   Income from operations of discontinued
      property                                                                            -                                      -
   Gain on disposal of property                                                     127,478                                      -
                                                                       ---------------------           ----------------------------
         Income from discontinued operations                                        127,478                                      -
                                                                       ---------------------           ----------------------------

Net loss                                                               $         (1,118,547)           $                  (491,311)
                                                                       =====================           ============================

Net loss from continuing operations                                    $              (0.11)           $                     (0.06)
                                                                       =====================           ============================

Net income from discontinued operations
   Basic and diluted                                                   $               0.01            $                         -
                                                                       =====================           ============================

Net loss per common share
   Basic and diluted                                                   $              (0.10)           $                     (0.06)
                                                                       =====================           ============================

Weighted average number of common shares
   Basic and diluted                                                             11,306,667                              8,539,160
                                                                       =====================           ============================





The accompanying notes are an integral part of these financial statements.

                                                          THREE FORKS INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY



                                              PREFERRED SHARES         COMMON SHARES      ADDITIONAL                       TOTAL
                                               $10 PAR VALUE          $.001 PAR VALUE      PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                             SHARES      AMOUNT     SHARES       AMOUNT    CAPITAL       (DEFICIT)         EQUITY
                                            --------   ---------  ----------- ---------- ------------ ---------------  -------------
BALANCES, December 31, 2012 (Audited)              -   $       -  10,799,339  $  10,799  $ 3,230,941  $     (981,287)   $ 2,260,453
 Issuance of shares for services
  valued at $0.088 per share - related party       -           -      25,000         25        2,175               -          2,200
 Issuance of shares for services
  valued at $0.088 per share                       -           -     445,000        445       38,715               -         39,160
 Sale of shares for cash at $.01 per share         -           -      40,000         40          360               -            400
 Sale of shares for cash at $1.50 per share        -           -     100,001        100      149,902               -        150,002
 Sale of shares for cash at $2.00 per share        -           -      25,000         25       49,975               -         50,000
 Sale of shares for cash at $3.00 per share        -           -     807,021        807    2,420,234               -      2,421,041
 Correction of prior issuance of shares            -           -    (112,884)      (113)         113               -              -
 Repurchase of shares at $3.00 per share           -           -    (275,000)      (275)    (824,725)              -       (825,000)
 Repurchase of shares at $1.50 per share           -           -    (100,000)      (100)    (149,900)              -       (150,000)
 Retirement of shares to settle claims             -           -    (250,000)      (250)     (21,750)              -        (22,000)
 Net (loss) for the period                         -           -           -          -            -      (1,118,547)    (1,118,547)
                                            --------   ---------  ----------- ---------- ------------ ---------------   ------------
BALANCES, SEPTEMBER 30, 2013 (Unaudited)           -   $       -  11,503,477  $  11,503  $ 4,896,040  $   (2,099,834)   $  2,807,709
                                            ========   =========  =========== ========== ============ ===============   ============




















The accompanying notes are an integral part of these financial statements.

                                                          THREE FORKS INC.
                                                      STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                 For the
                                                                               Nine Months                    For the Period
                                                                                  Ended                 March 28, 2012 (incpetion)
                                                                              September 30,                through September 30,
                                                                                   2013                              2012
                                                                            -------------------        -----------------------------
OPERATING ACTIVITIES
   Net (loss) from continuing operations attributable to
     common stockholders                                                    $       (1,246,025)        $                (491,311)
   Income from discontinued operations                                                 127,478                                 -
   Adjustments to reconcile net (loss) to net cash
    flows provided by (used in) operating activities:
      Depreciation depletion and amortization                                           36,645                                 -
      Gain on settlement of claims                                                     (22,000)                                -
      Gain on sale of disposal group held for sale                                    (127,478)                                -
      Shares issued for services - related party                                         2,200                             5,325
      Shares issued for services                                                        39,160                             3,045
   Changes in operating assets and liabilities:
       Accounts receivable trade                                                      (148,385)                                -
       Inventories                                                                     (42,143)                                -
       Due from others - related party                                                (119,809)                                -
       Prepaid and other current assets                                                  1,005                           (15,861)
       Accounts payable trade                                                          190,241                                 -
       Accrued and deposits payable                                                    224,810                            31,967
       Accrued liabilities, related party                                              202,585                            20,250
       Disposal group held for sale                                                        804                                 -
                                                                            -------------------          ------------------------

Net cash (used in) operating activities                                               (880,912)                         (446,585)
                                                                            -------------------          ------------------------

INVESTING ACTIVITIES
   Funds loaned to a non affiliate                                                           -                          (100,000)
   Additions to property and equipment                                              (2,976,228)                         (251,738)
   Additions to other long-term assets                                                  (6,208)                                -
   Proceeds from sale of disposal group held for sale                                1,600,000                                 -
                                                                            -------------------          ------------------------

Net cash (used in) investing activities                                             (1,382,436)                         (351,738)
                                                                            -------------------          ------------------------

FINANCING ACTIVITIES
   Sale of common shares                                                             2,621,443                         1,274,263
   Funds used to repurchase common shares                                             (975,000)                                -
   Funds from short-term convertible notes, net of repayment                         1,535,000                                 -
   Funds from short-term notes, net of repayment                                        22,355
   Funds from short-term notes, related party                                          600,000                                 -
                                                                            -------------------          ------------------------

Net cash provided by financing activities                                            3,803,798                         1,274,263
                                                                            -------------------          ------------------------

NET CHANGE IN CASH                                                                   1,540,450                           475,940

CASH, Beginning                                                                        492,729                                 -
                                                                            -------------------          ------------------------

CASH, Ending                                                                $        2,033,179           $               475,940
                                                                            ===================          ========================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of common shares for oil and gas properties                     $                -           $             1,400,000
                                                                            ===================          ========================
   Interest paid                                                            $                -           $                     -
                                                                            ===================          ========================
   Income taxes paid                                                        $                -           $                     -
                                                                            ===================          ========================



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

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of a 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling 1,955 gross acres known as the Five Jab properties in exchange for $3,842,143 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells. On October 1, 2013, the Company paid $1,742,143 of the cash to the seller of the Five Jab properties and, therefore, this amount was recorded on the balance sheet as a liability "Due on acquisition of oil and gas properties" at September 30, 2013.

The Company's acquisition of the 75% working interest in the Five Jab properties was accounted for as an acquisition for accounting purposes. However, the oil and gas operations of Five Jab prior to the effective dates of the acquisition were considered to be the oil and gas operations of the Company's predecessor and therefore, have been reported separately in this Form 10-Q.

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

OIL AND GAS ACTIVITIES

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $4,338,489 and $0 included in the amortization base at September 30, 2013 and December 31, 2012, respectively and the Company did not expense any capitalized costs for the nine months ended September 30, 2013 and for the period March 28, 2012 (inception) through September 30, 2012.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At September 30, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

PROPERTY AND EQUIPMENT

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three and nine months ended September 30, 2013 is $34,676 and $0, respectively and $0, respectively for the comparative periods of 2012.

IMPAIRMENT OF LONG-LIVED ASSETS

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
















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                                                 5 JAB INC (THE PREDECESSOR)
                                                       BALANCE SHEETS



                                                                                    September 30,           December 31,
                                                                                        2013                    2012
                                                                                     (Unaudited)             (Audited)
                                                                                ----------------------  ---------------------
                                        Assets
Current assets
    Due on sale of oil and gas properties                                       $           1,742,143   $                  -
                                                                                ----------------------  ---------------------

Property and equipment:
    Oil and gas properties, successful efforts method of accounting:
      Proved                                                                                        -              1,616,030
                                                                                ----------------------  ---------------------
                             Total property and equipment                                           -              1,616,030
    Less accumulated depreciation, depletion and amortization                                       -                 73,265
                                                                                ----------------------  ---------------------
                              Net property and equipment                                            -              1,542,765
                                                                                ----------------------  ---------------------

                                     Total assets                               $           1,742,143   $          1,542,765
                                                                                ======================  =====================

                                Liabilities and Capital
Current liabilities                                                             $                   -   $                  -

Long-term liabilities
    Asset retirement obligations                                                                    -                275,085
                                                                                ----------------------  ---------------------

                                   Total liabilities                                                -                275,085

Commitments and contingencies                                                                       -                      -

Capital                                                                                     1,742,143              1,267,680
                                                                                ----------------------  ---------------------

                             Total liabilities and capital                      $           1,742,143   $          1,542,765
                                                                                ======================  =====================

















See accompanying notes are an integral part of these financial statements.

                                             5 JAB INC (THE PREDECESSOR)
                                              STATEMENTS OF OPERATIONS




                                                                             For the Three Months Ended
                                                                                    September 30,
                                                                           2013                        2012
                                                                       (Unaudited)                 (Unaudited)
                                                                ---------------------------   -----------------------
Revenue:
  Oil and gas sales                                             $                  347,704    $              102,537
                                                                ---------------------------   -----------------------
                       Total revenues                                              347,704                   102,537
                                                                ---------------------------   -----------------------

Operating expenses:
  Lease operating expense                                                          111,740                   126,387
  Production taxes                                                                  16,338                    13,583
  General and administrative expense                                                36,563                     9,375
  Depreciation, depletion and amortization                                           7,970                    16,653
                                                                ---------------------------   -----------------------
                  Total operating expenses                                         172,611                   165,998
                                                                ---------------------------   -----------------------

Gain on sale of oil and gas properties                                           1,244,904                         -
                                                                ---------------------------   -----------------------

Income (loss) from operations                                                    1,419,997                   (63,461)

Income taxes                                                                             -                         -
                                                                ---------------------------   -----------------------

Net income (loss)                                               $                1,419,997    $              (63,461)
                                                                ===========================   =======================




















See accompanying notes are an integral part of these financial statements.

                                               5 JAB INC (THE PREDECESSOR)
                                                STATEMENTS OF OPERATIONS




                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                               2013                        2012
                                                                           (Unaudited)                 (Unaudited)
                                                                    ---------------------------   -----------------------
Revenue:
  Oil and gas sales                                                 $                1,664,076    $              698,585
                                                                    ---------------------------   -----------------------
                       Total revenues                                                1,664,076                   698,585
                                                                    ---------------------------   -----------------------

Operating expenses:
  Lease operating expense                                                              540,171                   292,829
  Production taxes                                                                      80,602                    38,568
  General and administrative expense                                                    84,938                    28,500
  Depreciation, depletion and amortization                                              81,080                    49,960
                                                                    ---------------------------   -----------------------
                  Total operating expenses                                             786,791                   409,857
                                                                    ---------------------------   -----------------------

Gain on sale of oil and gas properties                                               2,277,453                         -
                                                                    ---------------------------   -----------------------

Income from operations                                                               3,154,738                   288,728

Income taxes                                                                                 -                         -
                                                                    ---------------------------   -----------------------

Net income                                                          $                3,154,738    $              288,728
                                                                    ===========================   =======================

























See accompanying notes are an integral part of these financial statements.

                                               5 JAB INC (THE PREDECESSOR)
                                                   STATEMENT OF CAPITAL





                                                                                 ACCUMLATED
                                                           CAPITAL                 INCOME                  TOTAL
                                                     --------------------    -------------------    ---------------------
BALANCES, December 31, 2012 (Audited)                            761,703                505,977                1,267,680
   Distributions to owners                                      (761,703)            (1,918,572)              (2,680,275)
   Net income for the period                                           -              3,154,738                3,154,738
                                                     --------------------    -------------------    ---------------------
BALANCES, SEPTEMBER 30, 2013 (Unaudited)             $                 -     $        1,742,143     $          1,742,143
                                                     ====================    ===================    =====================

























The accompanying notes are an integral part of these financial statements.

                                           5 JAB INC (THE PREDECESSOR)
                                            STATEMENTS OF CASH FLOWS




                                                                           For the Nine Months Ended
                                                                                September 30,
                                                                        2013                      2012
                                                                     (Unaudited)               Unaudited)
                                                                -----------------------  ------------------------
OPERATING ACTIVITIES
   Net income attributable to owners                            $            3,154,738   $               288,728
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                                   81,080                    49,960
     Gain on sale of oil and gas properties                                 (2,277,453)                        -
                                                                -----------------------  ------------------------

Net cash provided by operating activities                                      958,365                   338,688
                                                                -----------------------  ------------------------

INVESTING ACTIVITIES
   Costs expended in developing oil and gas properties                        (378,090)                 (327,583)
   Proceeds from sale of oil and gas properties                              2,100,000                         -
                                                                -----------------------  ------------------------

Net cash provided by (used in) investing activities                          1,721,910                  (327,583)
                                                                -----------------------  ------------------------

FINANCING ACTIVITIES
   Distributions to owners                                                  (2,680,275)                  (11,105)
                                                                -----------------------  ------------------------

Net cash (used in) financing activities                                     (2,680,275)                  (11,105)
                                                                -----------------------  ------------------------

NET CHANGE IN CASH                                                                   -                         -

CASH, Beginning                                                                      -                         -
                                                                -----------------------  ------------------------

CASH, Ending                                                    $                    -   $                     -
                                                                =======================  ========================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                                $                    -   $                     -
                                                                =======================  ========================
   Income taxes paid                                            $                    -   $                     -
                                                                =======================  ========================





The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

This summary of significant accounting policies is presented to assist in understanding of the Business's financial statements. The policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

NATURE OF OPERATIONS AND ORGANIZATION

5 Jab Inc., an operator of oil and gas properties, and a number of other owners own 75% of the working interest in certain leases located in the states of Texas and Louisiana (the "Business" or 5 Jab Inc."). These leases are proved leaseholds only and include 11 producing crude oil wells and one well that also produced natural gas (the "Properties"). In addition, all of the wells were purchased by the Business and therefore there are no drilling costs incurred by the Business.

Effective June 30, 2013 and September 1, 2013, the Business sold a 37.5% and 37.5% working interest, respectively or a total of a 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling 1,955 gross acres known as the Five Jab properties to Three Forks Inc. in exchange for $3,842,143 in cash plus the assumption of the ARO liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as a participation in a development program that included the drilling and completion of additional wells. On October 1, 2013, the Business collected $1,742,143 of the cash from the buyer of the Five Jab properties and, therefore, this amount was recorded on the balance sheet as an asset "Due from sale of oil and gas properties" at September 30, 2013.

BASIS OF PRESENTATION

These financial statements represent the historical costs of the Business based upon generally accepted accounting principles for the periods presented.

INCOME TAXES

The Business is taxed as a disregard entity for income tax purposes and as such each of the owners report separately their pro rata share of income, deductions and losses. Therefore, no provision for income taxes is made in the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of and during the reporting periods. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Any change in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in the future periods.

REVENUE RECOGNITION

Revenues are recognized on production as it is taken and delivered to the purchasers and payment is made to the Business.

PROPERTY AND EQUIPMENT

The Business accounts for its crude oil and natural gas exploration and development activities under the successful efforts method of accounting. Under such method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs and certain geological or geophysical expenses charged to expense as incurred. Exploratory drilling costs are initially capitalized, but evaluated quarterly and charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sale of producing properties. See Note 2 - Sale of Significant Oil and Gas Properties.

Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of costs without recognizing any gain or loss until all costs have been recovered. There are no unproved properties at September, 2013 and December 31, 2012.

Depletion and amortization of capitalized acquisition, exploration and development costs are computed on the units-of-production method by property on the basis of total estimated units of proved reserves as the related proved reserves are produced. The long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charged is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized at September 30, 2013 and December 31, 2012.

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method of accounting over the assets' estimated useful lives of seven years.

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the three and nine months ended September 30, 2013 were $7,970 and $81,080, respectively and for the three and nine months ended September 30, 2012 were $16,653 and $49,960, respectively.

ASSET RETIREMENT OBLIGATIONS

An asset retirement obligation ("ARO") is an estimated liability for the cost to retire a tangible asset. The Business' AROs arise from plugging and abandonment liabilities for its oil wells. The Business records AROs at fair value in the period in which there is a legal obligation, whether by government action or contractual arrangement, to incur these costs and can make a reasonable estimate of the fair value of the liability. AROs are calculated based on the present value of the estimated removal and other closure costs using our credit-adjusted risk-free rate. When the liability is initially recorded, we capitalize the cost by increasing the book value of the related long-lived tangible asset. The liability is accreted to its estimated settlement value and the related capitalized cost is depreciated over the asset's useful life. The Business recognizes a gain or loss at settlement for any difference between the settlement amount and the recorded liability, which is recorded as a loss on asset disposals and impairments in the statements of operations. The Business estimates settlement dates by considering its past practice, industry practice, management's intent and estimated economic lives. The ARO at September 30, 2013 and December 31, 2012 is $0 and $275,085, respectively.

OTHER COMPREHENSIVE INCOME

The Company has no material components of other comprehensive income (loss) and accordingly, net income (loss) is equal to comprehensive income (loss) for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued, and has concluded no events need to be reported.

NOTE 2 - SALE OF OIL AND GAS PROPERTIES
---------------------------------------

The Business sold its 75% working interest in the Properties to Three Forks Inc. as more fully described in Note 1 in accordance with ASC Topic 360 and recorded a gain on the sale of the oil and gas properties in the Statement of Operations for the three and nine months ended September 30, 2013 in the amounts of $1,244,904 and $2,277,453, respectively.

NOTE 3 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At September 30, 2013 and December 31, 2012, the Company considered its business activities to constitute a single segment.













                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

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

Our milestones for the next twelve months include:

------------------- ------------------------------------------------------------
 4th Quarter 2013   o  Drill and complete 4-5 additional wells in Archer County;
                    o  Drill and complete 2-3 additional wells in Oklahoma;
                    o  10-11 well workovers in Five JAB projects
------------------- ------------------------------------------------------------
 1st Quarter 2014   o  Drill and complete 6-8 wells in new development areas
------------------- ------------------------------------------------------------
 2nd Quarter 2014   o  Drill and complete 6-8 wells in new development  areas
------------------- ------------------------------------------------------------

Our Budget for operations in the next year is as follows:

Working Capital                                                $3,000,000
Drilling and Development of Five JAB Wells                     $1,500,000
Targeted Acquisition                                           $7,000,000
Drilling and Development of new areas                          $2,000,000
Fees, commissions and general expenses                         $1,500,000
                                                            --------------
                                                              $15,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We had recognized minimal revenues from our operational activities prior to June 30, 2013. During the three months ended September 30, 2013, we recognized revenues of $234,058 from oil and gas sales.

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

ACQUISITION OF FIVE JAB INC.

Five Jab Inc., an operator of oil and gas properties, and a number of other owners owned 75% of the working interest in certain leases located in the states of Texas and Louisiana. These leases are proved leaseholds only and include 11 producing crude oil wells and one well that also produced natural gas (the "Properties").

Effective June 30, 2013 and September 1, 2013, Five Jab sold a 37.5% and 37.5% working interest, respectively or a total of a 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling 1,955 gross acres known as the Five Jab properties to the Company in exchange for $3,842,143 in cash plus the assumption of the ARO liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as a participation in a development program that included the drilling and completion of additional wells. The Company's acquisition of the 75% working interest in the Five Jab properties was accounted for as an acquisition for accounting purposes. However, the oil and gas operations of Five Jab prior to the effective dates of the acquisition were considered to be the oil and gas operations of the Company's predecessor and therefore, a separate set of financial statements have been reported separately in this Form 10-Q and a separate discussion of the their operations will follow the discussion of the Company's result of operations and liquidity.

RESULTS OF OPERATIONS OF THREE FORKS INC.

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

During the three months ended September 30, 2013, the Company recognized the following operating expenses:

                                                          Three Months Ended
                                                          September 30, 2013
                                                       -------------------------
Operating Expense:
     Lease operating expenses                          $                  61,917
     Production taxes                                                      7,742
    Depreciation, depletion and amortization                              34,676
    General and administrative expenses                                  562,574
                                                       -------------------------
       Total Operating Expenses:                       $                 669,909

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

During the nine months ended September 30, 2013, the Company recognized the following operating expenses:

                                                           Nine Months Ended
                                                          September 30, 2013
                                                       -------------------------
Operating Expense:
     Lease operating expenses                          $                  61,917
     Production taxes                                                      7,742
    Depreciation, depletion and amortization                              36,645
    General and administrative expenses                                1,503,956
                                                       -------------------------
       Total Operating Expenses:                       $               1,612,260

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

LIQUIDITY OF THREE FORKS INC.

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

RESULTS OF OPERATIONS OF FIVE JAB INC.

During the nine months ended September 30, 2013, Five Jab recognized revenues of $1,664,076 compared to $698,585 for the nine months ended September 30, 2012. The resultant increase of $965,491 was a result of re-work efforts.

During the nine months ended September 30, 2013, Five Jab incurred operating expenses of $786,791 compared to $409,857 for the nine months ended September 30, 2012. The increase of $376,934 was a result of increases of $247,342 in lease operating expense, a $42,034 increase in general and administrative expense and a $31,120 increase in depreciation, depletion and amortization expense.

During the nine months ended September 30, 2013, Five Jab recognized net income of $3,154,738 compared to $288,728 during the nine months ended September 30, 2012. The increase of $2,866,010 is a result of not only the $965,491 increase in revenues offset by the $786,791 increase in operational expenses, but the result of a one-time gain of $2,277,453 recognized on the sale of the oil and gas properties to Three Forks, Inc.

LIQUIDITY OF FIVE JAB INC.

At September 30, 2013, Five Jab had total current assets of $1,742,143, which consisted solely of an amount due in connection with the sale of oil and gas properties to Three Forks, Inc. At September 30, 2013, Five Jab did not have any liabilities.

During the nine months ended September 30, 2013, Five Jabs,  recognized funds of
$958,365  from  its  operating   activities,   $1,721,910  from  its  investment
activities and used $2,680,275 in its financing activities.


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

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of July 1, 2013 through September 30, 2013, the Company made the following issuances of its equity securities.

                   TITLE OF         NO. OF                       CLASS OF
 DATE OF SALE     SECURITIES        SHARES   CONSIDERATION      PURCHASER
--------------- ------------------ --------- -------------  -------------------
   July 2013
    through      Common Shares      73,666     $221,000     Business Associates
September 2013

September 2013     Convertible         --      $1,535,000   Business Associates
                 Promissory Notes

September 2013     Convertible         --       $600,000    Officer & Directors
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





                                THREE FORKS, INC.
                       ---------------------------------
                                  (REGISTRANT)




Dated:  April 7, 2014                        By: /s/ W. Edward Nichols
                                             -----------------------------------
                                             W. Edward Nichols,
                                             (Chief Executive Officer &
                                             Principal Accounting Officer)