Form 10-K
period 2013-12-31
THREE FORKS, INC.
filed 2014-04-15
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2013

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _____________


                        Commission file number: 000-55033

                                THREE FORKS, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                        45-4915308
----------------------------------                    ------------------------
 State or other jurisdiction of                           I.R.S. Employer
  incorporation or organization                         Identification No.

                         555 ELDORADO BLVD., SUITE #100
                              BROOMFIELD, CO 80021
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (303) 404-2160

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
 Title of each class registered                            on which registered
----------------------------------                      ------------------------
         Not Applicable                                      Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, $0.001
                              --------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                 Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                            |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

---------------------------- --------  ------------------------------ ----------
Large accelerated filer        [___]   Accelerated filer                  [___]
---------------------------- --------  ------------------------------ ----------
Non-accelerated filer          [___]   Smaller reporting company          [_X_]
(Do not check if a smaller
 reporting company)
---------------------------- --------  ------------------------------ ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $0 as of December 31, 2013, as the Registrant's stock is not listed for trading on any market.

There were 11,681,447shares outstanding of the Registrant's Common Stock as of December 31, 2013.

                                TABLE OF CONTENTS

                                      PART I

ITEM 1     Business                                                          1
ITEM 1 A.  Risk Factors                                                      11
ITEM 1 B.  Unresolved Staff Comments                                         19
ITEM 2     Properties                                                        19
ITEM 3     Legal Proceedings                                                 24
ITEM 4     Mine Safety Disclosures                                           24

                                     PART II

ITEM 5     Market for Registrant's Common Equity, Related Stockholder        25
            Matters and Issuer Purchases of Equity Securities
ITEM 6     Selected Financial Data                                           34
ITEM 7     Management's Discussion and Analysis of Financial Condition       34
            and Results of Operations
ITEM 7 A.  Quantitative and Qualitative Disclosures About Market Risk        41
ITEM 8     Financial Statements and Supplementary Data                       41
ITEM 9     Changes in and Disagreements with Accountants on Accounting       42
            and Financial Disclosure
ITEM 9 A.  Controls and Procedures                                           42
ITEM 9 B   Other Information                                                 43

                                     PART III

ITEM 10    Directors, Executive Officers, and Corporate Governance           44
ITEM 11    Executive Compensation                                            49
ITEM 12    Security Ownership of Certain Beneficial Owners and Management    54
            and Related Stockholder Matters
ITEM 13    Certain Relationships and Related Transactions, and Director      56
            Independence
ITEM 14    Principal Accounting Fees and Services                            60

                                     PART IV

ITEM 15    Exhibits, Financial Statement Schedules                           61
SIGNATURES                                                                   63

NOTE ABOUT FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," "Us," "Our," "Three Forks," or the "Company" are to Three Forks, Inc. Unless otherwise indicated all amounts are United States Dollars.

HISTORY

Three Forks, Inc. was incorporated on March 28, 2012 in the State of Colorado. Our business plan focuses on our development as an independent energy company engaged in the acquisition, exploration, development and production of North American conventional oil and gas properties through the acquisition of leases and/or royalty interests.

At present, our current oil and gas projects consist of:

     - In Archer County, Texas, we are a 49% working interest ("WI") owner in a joint venture agreement where the joint venture has drilled and completed one well.

     - In Archer County, Texas, we have a 11% WI through a Farmout in 290 net, 320 gross acres with 5 wells. We are also the manager of Three Forks No. 1, LLC ("Three Forks No. 1") which owns 87% of the working interest in the Farmout acreage.

     - In Pottawatomie County, Oklahoma, we have a 25% WI in 290/290 net/gross acres upon which the first well was drilled in July 2013 and has now been completed and is being put into production.

     - The Five JAB project located in Southeast Texas - Southwest Louisiana where we have a non-operated 75.0% WI in 13 producing wells, 9 service wells and 14 additional wellbores.

We intend to acquire additional acreage to drill in other areas where deemed attractive, though no such additional prospects have been identified at the time of this filing.

On September 7, 2012, we acquired working interests between 10.12% and 10.50% in 5 producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld County, Colorado valued at $1,477,990, as well as, a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan County, Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company's restricted common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, we were required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three year period from the date of the acquisition until December 31, 2014. This escrow account at December 31, 2013 and December 31, 2012 has a balance of $55,163 and $55,081, respectively. On January 1, 2013, we sold our entire interest in these oil and gas properties located in Weld County, Colorado, for $1,600,000 in cash.

Our principal executive offices are located at 555 Eldorado Boulevard, Suite 100, Broomfield, Colorado 80021 and our telephone number is (303) 404-2160. We maintain a website at WWW.THREEFORKSINC.COM, such website is not incorporated into or a part of this filing.

CORPORATE STRUCTURE

The corporate structure is as follows:

                        ---------------------------------------------------------
                                          THREE FORKS, INC.
                                       (A Colorado Corporation)
                                  W. Edward Nichols - CEO, Director
                        ---------------------------------------------------------
                        /                              \                        \
                       /                                \                        \
                      /                                  \                        \
------------------------------------   --------------------------------   --------------------------------
     TFI OPERATING COMPANY, INC.
      (A Colorado Corporation)             THREE FORKS NO. 1, LLC              THREE FORKS LLC NO. 2
    (Wholly-owned subsidiary of              (A Colorado Limited                (A Colorado Limited
         Three Forks, Inc.)                   Liability Company)                 Liability Company)
       Charles Pollard, CEO               Three Forks, Inc., Manager         Three Forks, Inc., Manager
   (TFI Operating Company, Inc.             (the Company does not              (the Company does not
        has yet to commence                 own an equity interest)            own an equity interest)
         operations as of
        December 31, 2013)
------------------------------------   --------------------------------   --------------------------------

TFI Operating Company, Inc. ("TFI Operating") was incorporated in the state of Colorado on January 2, 2013 as Three Forks Operating Company, Inc. On February 8, 2013, it changed its name to TFI Operating Company, Inc. TFI Operating was established to handle and manage our exploration, drilling and production operations, including our Archer County, Texas Farmout. At December 31, 2013, TFI Operating did not have any assets and has yet to commence operations.

Three Forks No. 1 was organized in the State of Colorado on November 8, 2012. We are the manager of Three Forks No. 1 and we do not hold an equity interest in Three Forks No. 1. Three Forks No. 1 owns 87% of the working interest in the Archer County, Texas Farmout. As the manager of Three Forks No. 1, we handle and oversee the operations on the property in Archer County, Texas.

Mr. Lester Ranew, a director of the Company, holds a 5.41% equity interest in the Three Forks No. 1, LLC at December 31, 2013.

Three Forks LLC No. 2 (hereinafter "Three Forks No. 2") was organized in the State of Colorado on December 4, 2013. We are the manager of the Three Forks No. 2 and we do not hold an equity interest in Three Forks No. 2. Three Forks No. 2 has been organized to fund and handle the proposed drilling of additional wells in Archer County, Texas. At the time of this filing, Three Forks No. 2 has yet to commence operations.

CONVERTIBLE DEBT OFFERING

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,390,000 warrants to holders of the promissory notes in cancellation of $1,390,000 in debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000.

RECENT OIL AND GAS ACQUISITIONS

ARCHER COUNTY, TEXAS

On December 31, 2012, we entered into a Farmout Agreement with Holms Energy Development Corporation ("HEDC") to explore for oil, gas and methane production in Archer County, Texas ("the Farmout.") In order to maintain the Farmout, we have to commence or cause to be commenced the drilling of at least 3 wells for oil and/or gas prior to March 31, 2013 and pay for the costs associated with our ownership of 100% of the working interest.

As such on December 31, 2012, we entered into a Purchase and Sale Agreement with Three Forks No. 1 whereby in consideration of Three Forks No. 1 undertaking and agreeing to pay its pro rata share of the costs associated with the drilling and completion of wells in Archer County, Texas, we initially assigned an 87% WI in the properties to Three Forks No. 1. Subsequently in 2013, we similarly assigned a 1% WI in the Farmout to each of Messrs. Young and Nichols, officers and directors of the Company and retained a 11% WI in the Farmout, with an additional back in after payout of 25%. At the time of this filing and as part of this Farmout, 5 wells have been drilled on the property.

BLUE QUAIL - CENTRAL OKLAHOMA

On April 8, 2013, we entered into a Participation Agreement with Blue Quail, Ltd. ("the Participation Agreement"). In exchange for an interest in certain wells including an 80% Net Revenue Interest ("NRI") and a 25% WI in the Joe Gregory #1 Well, and as of December 31 2013 we have paid a total of $328,663. The Joe Gregory #1 Well has been being drilled in Pottowatomie County, Oklahoma in the Bois D'Arc formation. The well has now been completed and is currently being put into production at the time of this filing.

FIVE JAB - LOUISIANA AND TEXAS

On February 27, 2013, we entered into a Purchase and Participation Agreement with Five JAB, Inc. ("the Purchase and Participation Agreement"). As part of the Purchase and Participation Agreement, we effectively on June 30, 2013 and September 30, 2013 acquired a 37.5% and 37.5%, respectively or a total of 75% of the right, title and working interest in 1,955.41 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores in exchange for cash of $3,869,497 plus the assumption of liabilities in the amount of $281,962. The Purchase and Participation Agreement also provides for our involvement in a development program that includes the drilling and completion of workovers and well optimizations of certain of the existing wells.

Our acquisition of the 75% of working interest in the oil and gas properties has been accounted for as an acquisition for accounting purposes.

AREAS OF INTEREST AND PROPERTY

ARCHER COUNTY, TEXAS

We have a 11% WI in a completed well that is currently producing from the Ellenburger formation at approximately 4,900 feet. In late 2012, we entered into a Farmout Agreement with the lease owner to develop the balance of the 320 acres of property. We transferred the Farmout to Three Forks No. 1 to develop the 320 acres. We retained a 11% WI in these wells with a provision for a back-in of an additional 25%, after payout to the equity holders of Three Forks No.1. After payout, we will then own a 35% WI in the wells.

In late March 2013, 3-D seismic was shot across the property which revealed that three Ellenburger highs exist on the acreage. The Ellenburger formation is the deepest prospective formation in this multi-pay area. Shallower formations can be draped over these deeper highs. In addition to the Ellenburger Formation, the Caddo, Odom, Conglomerate, Gardner, KMA, Gunsight, 600' Sand and the 400' Sand are all productive or prospective on this lease. Due to active water drive reservoirs in most of these formations, limited stimulation work will occur for these wells.

Three Forks No. 1, has paid $1.9 million in capital for drilling and completion costs and about $200,000, for 3D seismic and facilities.

                          Please refer to Exhibit 99.1
                                for map picture



























During the year ending on December 31, 2013, the Company successfully drilled five wells, shown on the map as solid black dots with well number labels:

     o G. A. Jennings `AA' #101 - Drilled and completed in the Odom formation. Well IP'd for 46 BOPD and 139 BWPD.

     o G. A. Jennings `AA" #102 - Drilled and completed well in the Ellenburger, Conglomerate and Bend formations. Well IP'd for 30 BOPD and 90 BWPD.

     o G. A. Jennings `BB' #103 - Drilled and completed in the Caddo/Bend formations. Well IP'd for 27 BOPD and 153 BWPD.

     o G. A. Jennings `BB' #104 - Drilled, completed and fraced in the KMA formation. Well IP'd for 9 BOPD and 17 BWPD. Well continues to cleanup following stimulation treatment.

     o G. A. Jennings #105 - Drilled and completed in the Bend formation. Following an acid treatment well IP'd for 40 BOPD and 100 BWPD.

The following wells are in the planning stages (shown on the map as open stars):

     o    G. A. Jennings #107 - Planned to spud this month.

     o    G. A. Jennings `BB' #108 - Drilling permit approved.

     o    G. A. Jennings #106, #109 and #110 - Drilling permits filed with TRRC.

Capital expenditures ("Capex") on this project is $3.0 million. As of December 31, 2013, a total of $1.9 million has been invested for drilling and well completion work, $50,000 for seismic acquisition, processing and interpretation, and $250,000 for equipment including approximately $220,000 in total costs incurred by the Company.

BLUE QUAIL, CENTRAL OKLAHOMA

We entered into a Participation Agreement with Blue Quail Ltd. of Chandler, Oklahoma to participate with a 25% WI in up to six wells in a multiple pay area ("Pink Prospect") within the Morvin oil field in Pottawatomie County where the predominate production has been from the Bois d'Arc member of the Hunton Lime. Additional pay intervals in the area include the Red Forks Sand, Misener Sand, Viola Lime, Simpson Dolomite, and the 1st and 2nd Wilcox Sands. Two Pink Prospect wells have been drilled to date with at least one more well planned. In addition to the Pink Prospect area, another area, "Sportsman's Lake" was added to the Participation Agreement under the same terms. Sportsman's Lake is located in Seminole County, Oklahoma. One well was drilled in Sportsman's Lake by the end of the year.



                          Please refer to Exhibit 99.2
                                for map picture














In the Pink Prospect area, drilling operations began in April 2013 with the geologist, driller and operator (Blue Quail Ltd) each taking a 25% WI. Two wells have been drilled (see solid black dots on the map) with results as follows:

     o Blue Quail Jim #1-33 is currently completed in Bois D'Arc formation at 5-35 BOPD. Production variations have been primarily due to mechanical issues with the artificial lift equipment.

     o The Blue Quail Joe Gregory #1 was drilled and is currently completed in the Bois D'Arc. Updip to the Jim #1-33, in early production, the well is making mostly water with an oil cut.

                          Please refer to Exhibit 99.3
                                for map picture
























In the Sportsman's Lake area, drilling operations began in October of 2013 with the geologist, driller and operator (Blue Quail Ltd) each taking a 25% WI. One well was drilled in 2013 (see solid black dot on the map), with results as follows:

     o    Blue   Quail   Sportsman's   Lake  #1  is   currently   completed   in
          Misener/Hunton formation at 300 MCFGD with a trace of condensate.

FIVE JAB - EVANGELINE/ST. MARY'S PARISHES, LOUISIANA AND MONTGOMERY/TYLER COUNTY, TEXAS

In June 2013, we acquired 37.5% WI and the remaining 37.5% WI effective September 1, 2013 for a total of 75% WI in 27 producing/9 service wells in Texas and Louisiana currently operated by Five JAB, Inc. out of Tomball, Texas, in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962. The remaining 25% WI is owned by Five, JAB, Inc. and other non-affiliated owners. The properties currently produce 100 BOPD and 50 MCFPD.

The purchase included working interests in 13 producing wells, 9 service wells and 14 additional wellbores, which are spread across Montgomery, Jasper and Tyler Counties in Texas and the Evangeline and St. Mary Parishes in Louisiana. Geologically, these wells are located in the Gulf Coast Upper Jurassic-Cretaceous-Tertiary province. This province extends on shore and off shore in the states of Texas, Louisiana, Mississippi and Florida. The multiple conventional pays make up the geological success of the area. The Five Jab properties are all located onshore.

Workovers were initiated in September of 2013. Three of 11 workovers were completed in 2013. The cost for all the workovers is estimated to total $1.25 million (net) and is forecast to double production.





                          Please refer to Exhibit 99.4
                                for map picture

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION.
------------

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

MARKETS.
--------

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond our control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

EFFECT OF CHANGING INDUSTRY CONDITIONS ON DRILLING ACTIVITY.
------------------------------------------------------------

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on our ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

FEDERAL REGULATIONS.
--------------------

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATION.
--------------------------------------------------------

Oil and Gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The above paragraphs only give a brief overview of potential state and federal regulations. Because we have only acquired specific properties, and because of the wide range of activities in which we may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on us.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS.
---------------------------------------------------

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

THE DEPARTMENT OF ENERGY.
-------------------------

The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

REGULATION AND PRICING OF NATURAL GAS.
-------------------------------------

Our operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas.
Because of its complexity and broad scope, the price impact of future legislation on the operation of us cannot be determined at this time.

STATE REGULATIONS.
-----------------

Our production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

PROPOSED LEGISLATION.
---------------------

A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have.

ENVIRONMENTAL LAWS.
-------------------

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

TITLE TO PROPERTIES.
--------------------

We are not the record owner of our interest in our properties and rely instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have our interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we will conduct a title examination and attempt to remedy extremely significant defects before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

Our properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

We do not have any off-balance sheet arrangements.

NUMBER OF PERSONS EMPLOYED
--------------------------

As of December 31, 2013, we have 6 full-time employees and 4 independent consultants.

ITEM 1A. RISK FACTORS
---------------------

                      RISK FACTORS RELATING TO OUR COMPANY


OUR BUSINESS HAS AN OPERATING HISTORY OF ONLY A YEAR AND A HALF AND IS UNPROVEN AND THEREFORE RISKY.

We have only recently begun operations under the business plan discussed herein. Stockholders should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.

WE HAVE A LACK OF REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated on March 28, 2012 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. During the period of inception March 28, 2012 (inception) through December 31, 2012, we did recognize revenues of $78,726 from the operations of our properties in Weld County,

Colorado, which were sold in January 2013 as well as, recognize revenues of $1,026,715 through our predecessor from the operations of the Five Jab properties. During the year ended December 31, 2013, we recognized revenues of $894,128. We are not profitable. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

WE ARE NOT DIVERSIFIED AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR STOCKHOLDERS.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our  capital  needs  consist   primarily  of  expenses   related  to  geological
evaluation, general and administrative and exploration and workover participation and could exceed $15,000,000 in the next twelve months. Such funds are not currently committed, and we have cash of $121,174 as of December 31, 2013.

If we find oil and gas reserves to exist on a prospect, we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our stockholders and/or reduce our interest in the properties.

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to carry out the business plan in the oil and gas industry. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current stockholders, which could present significant risks to stockholders.

WE HAVE SECURED CONVERTIBLE DEBT WHICH IS CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH DEBT COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,390,000 warrants to holders of the promissory notes in cancellation of $1,390,000 in debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000.

WE HAVE AUTHORIZED AND DESIGNATED A CLASS A PREFERRED CONVERTIBLE STOCK, WHICH HAVING VOTING RIGHTS EQUIVALENT TO OUR COMMON STOCK.

Class A Preferred Convertible Stock (the "Class A Preferred Stock") of which 500,000 shares of preferred stock have been authorized for the class and the shares have a deemed purchase price at $4.50 per share. The Class A Preferred Stock are to have voting rights equivalent to their conversion rate, one (1) share of Class A Preferred Stock equals one (1) share of common stock. At this time, no shares of the Class A Preferred Stock have been issued.

Holders of the Class A Preferred Stock would have the ability equal to that of our common stockholders to vote in any vote of the common stockholders. The Class A Preferred Stock would have a voting equivalent of 4.3%, if issued.

WE HAVE OPTIONS AND WARRANTS ISSUED AND OUTSTANDING WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH EQUITY INSTRUMENTS COULD HAVE A DILUTIVE EFFECT TO EXISTING STOCKHOLDERS.

As of December 31, 2013, we have options, warrants and convertible notes issued and outstanding exercisable into 6,615,559 shares of our common stock at ranges from $0.10 to $3.00 per share. The options, warrants and convertible notes are exercisable in whole or in part. The exercise of the options and warrants into shares of our common stock could have a dilutive effect to the holdings of our existing stockholders.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring a business opportunity from any affiliate or officer or director.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY COLORADO STATUTES.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS' LIABILITY TO US AND STOCKHOLDERS IS LIMITED

Colorado Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.


                      RISK FACTORS RELATING TO OUR BUSINESS

OUR BUSINESS, THE OIL AND GAS BUSINESS HAS NUMEROUS RISKS WHICH COULD RENDER US UNSUCCESSFUL.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the undeveloped acreage farmed out to us or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable. (See "Business and Properties")

WE HAVE SUBSTANTIAL COMPETITORS WHO HAVE AN ADVANTAGE OVER US IN RESOURCES AND MANAGEMENT.

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitor's resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

WE WILL BE SUBJECT TO ALL OF THE MARKET FORCES IN THE ENERGY BUSINESS, MANY OF WHICH COULD POSE A SIGNIFICANT RISK TO OUR OPERATIONS.

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines; the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers.
(See "Our Business and Competition, Markets, Regulation and Taxation.")

WE BELIEVE STOCKHOLDERS SHOULD CONSIDER CERTAIN NEGATIVE ASPECTS OF OUR OPERATIONS.

     DRY HOLES: We may expend substantial funds acquiring and potentially participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

     TECHNICAL ASSISTANCE: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this Prospectus, we have not contracted for any technical assistance. When we need it such assistance is likely to be available at compensation levels we would be able to pay.

     UNCERTAINTY OF TITLE: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

     GOVERNMENT REGULATIONS: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

     NATURE OF OUR BUSINESS: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

     GENERAL ECONOMIC AND OTHER CONDITIONS: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

OUR BUSINESS IS SUBJECT TO SIGNIFICANT WEATHER INTERRUPTIONS.

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

WE ARE SUBJECT TO SIGNIFICANT OPERATING HAZARDS AND UNINSURED RISK IN THE ENERGY INDUSTRY.

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

WE ARE SUBJECT TO FEDERAL INCOME TAX LAWS AND CHANGES THEREIN WHICH COULD ADVERSELY IMPACT US.

Federal income tax laws are of particular significance to the oil and gas industry in which we engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on our future operations and on our ability to obtain risk capital which our industry has traditionally attracted from taxpayers in high tax brackets.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION IN THE ENERGY INDUSTRY WHICH COULD ADVERSELY IMPACT US.

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant effect on our operating results.


          RISKS RELATING TO OWNERSHIP OF THREE FORKS, INC. COMMON STOCK

NO PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.
Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR STOCK, IF EVER LISTED, WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock, if ever listed, may be thinly-traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SECURITIES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SECURITY.

If we are able to obtain an exchange listing of our common stock in the future, because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

     o    Variations in our quarterly operating results;
     o Loss of a key relationship or failure to complete significant transactions;
     o    Additions or departures of key personnel; and
     o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company, as our stock price is less than $5.00 per share. If we are able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price was to fall to such prices, that we wouldn't be subject to the Penny Stocks rules. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase "accredited stockholders" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Stockholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Stockholders may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Stockholders should understand that if a fraud case is filed an against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small stockholders.

That absent arbitration agreements, specific legal remedies available to stockholders of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause stockholders significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Stockholders will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock are held by our present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to Three Forks stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

In August 2013, we filed a Registration Statement on Form 10-12g, in order to register the Company with the SEC. As a matter of law, the Registration Statement went effective 60 days are such filing and as such we became subject to the filing requirements of the Securities and Exchange Act of 1934. The registration statement has been under review by the staff of the SEC an as of the date of the filing have not cleared the comment process.

In October 2013, we filed a Registration Statement on Form S-1, in order to register shares of our common stock on behalf of our existing common shareholders. Such document is subject to the review of the staff of the SEC and at the time of this filing, we are still engaged in the review process with the staff.

In November 2013, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and as part of the review process of both registration statements, the document was reviewed and subject to comment by the SEC staff. At the time of this filing, we have not cleared the comment process.

ITEM 2. PROPERTIES
------------------

FACILITIES

Our principal executive offices are located at 555 Eldorado Boulevard, Suite 100, Broomfield, Colorado and our telephone number is (303) 404-2160. We maintain a website at www.threeforksinc.com, such website is not incorporated into or a part of this filing.

REAL PROPERTY

None.

PATENT AND PATENT APPLICATIONS

None.

MINERAL PROPERTIES

None.

OIL AND GAS PROPERTIES

As is customary in the oil and natural gas industry, we generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

SUMMARY OF OIL AND NATURAL GAS RESERVES

PROVED DEVELOPED RESERVES AND PROVED UNDEVELOPED RESERVES


            SUMMARY OF OIL AND GAS RESERVES AS OF DECEMBER 31, 2013
                         BASED UPON AVERAGE 2013 PRICES

                                                         Reserves
                                                  Oil             Natural Gas
Reserve Category                                (mbbls)             (mmcf)
-------------------------------------      ------------------- -----------------

PROVED:
     Developed:
         Texas                                    180                 19
         Louisiana                                232                  -
         Oklahoma                                  25                 168
     Undeveloped
         Texas                                     11                  -
         Louisiana                                 -                   -
         Oklahoma                                  33                 167
                                           ------------------- -----------------
                       TOTAL PROVED               481                 354


Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See "Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process."

QUALIFICATIONS   OF  TECHNICAL  PERSONS  AND  INTERNAL  CONTROLS  OVER  RESERVES
ESTIMATION PROCESS

The reserve report for Three Forks, Inc. was prepared for us on March 16, 2014, by Ralph E. Davis Associates, Inc, ("RED") as part of our year ended audit and preparation of our annual report. RED estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers ("SPE Standards") and definitions and guidelines established by the SEC, 100% of the proved reserve information for our onshore properties as of December 31, 2013.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and

Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The principal person at RED who prepared the reserve report is Mr. David G. Cole. Mr. Cole has been a practicing petroleum engineer at RED since December 2011. Mr. Cole has over 25 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelors of Science in Petroleum Engineering.

Mr. Charles Pollard, the Company's President and Chief Operating Officer, is primarily responsible for the determination of and the presentation of the reserves presented by the Company.

We have an internal staff of geoscience professionals who worked closely with our independent petroleum engineering firms to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. The technical team consulted regularly with RED. We review with them our properties and to discuss methods and assumptions used in their preparation of the fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy RED's reserve reports are reviewed with representatives of RED and our internal technical staff before we disseminate any of the information is disseminated. Additionally, our senior management reviews and approved the RED reserve report and any internally estimated significant changes to the proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's collection of all required geologic, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See "Note 17 -- Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)" to our financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, RED employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

SUMMARY OF OIL AND NATURAL GAS PROPERTIES AND PROJECTS

PRODUCTION, PRICE AND COST HISTORY

The following table presents net production sold, average sales prices and production costs and expenses for the year ended December 31, 2013 and for the period of March 28, 2012 (inception) through December 31, 2012.

                                              Year Ended        March 28, 2012
                                              December 31,   (inception) through
Revenue                                           2013       December 31 2012 *)
                                            ---------------- -------------------
   Oil sales                                      2,362,102          1,344,003
   Gas sales                                         36,102             13,828
                                            ---------------- -------------------
       Total revenues                             2,398,204          1,357,831
                                            ================ ===================
Net production sold
   Oil (Bbl)                                         22,575             13,631
   Gas (Mcf)                                          9,093              2,568
Average sales price
   Oil ($/Bbl)                                     $ 103.99           $ 105.69
   Gas ($/Mcf)                                       $ 3.73             $ 3.77
Costs and expenses (per BOE)
   Lease operating expenses                         $ 35.52            $ 41.77
   Transportation and marketing expenses                $ -                $ -
   Depreciation, depletion and amortization          $ 5.86             $ 5.13
   Productiion taxes                                 $ 4.76             $ 4.84
-------------------------------------------
* During the year ended December 31, 2013 and during period of March 28, 2012 (inception) through December 31, 2012, we recognized a total of $2,398,204 and $1,357,831 in revenues from oil and gas sales, respectively of which revenues of $1,664,076 and $1,279,105, respectively were from our predecessor, Five Jab.

DEVELOPED AND UNDEVELOPED ACREAGE

The following table presents our total gross and net developed and undeveloped acreage by region as of December 31, 2013:

                            Developed Acres             Undeveloped Acres
                       -------------------------- ----------------------------
                         Gross (1)        Net(2)     Gross           Net
                       ------------- ------------ ----------- ----------------
Archer County, Texas         100.00                      220
                                           11.00                         24.2
Texas/Louisiana            1,955.41     1,466.56           -                -
Central Oklahoma              60.00        15.00         390             97.5
                       ------------- ------------ ----------- ----------------
         TOTAL             2,115.41     1,517.56         610            121.7
                       ============= ============ =========== ================
--------------------
(1) "Gross" means the total number of acres in which we have a working interest.

(2) "Net" means the sum of the fractional working interests that we own in gross acres.

Our net  developed  acreage is  concentrated  primarily  in Texas and  Louisiana
(95.36%). Our net undeveloped acreage is concentrated primarily in Texas (83.33%) and Oklahoma (16.66%). The majority our net undeveloped acreage is held by production and therefore is not subject to lease expiration terms.

PRODUCTIVE WELLS

The following table presents the total gross and net productive wells by area and by completion as of December 31, 2013:

                               Oil Wells                 Gas Wells
                       ------------------------- -----------------------------
                         Gross (1)     Net(2)      Gross(1)          Net(2)
                       ------------ ------------ ------------ ----------------
Archer County, Texas          5          0.55          -                 -
Texas, Louisiana              13         9.75          1               .75
Central Oklahoma              3          0.758         -                 -
                       ------------ ------------ ------------ ----------------
         TOTAL                21         11.05         -                 -
                       ============ ============ ============ ================

(1) "Gross" means the total number of wells in which we have a working interest.

(2) "Net" means the sum of the fractional working interest that we own in gross wells.

DRILLING ACTIVITY

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the year ended December 31, 2013 and refers to the number of wells completed during the year regardless of when drilling was initiated.

                            Development Wells              Exploratory Wells
                     ----------------------------- -----------------------------
                       Productive          Dry        Productive           Dry
                     --------------- ------------- ----------------- -----------
Archer County, Texas       5                -             -                 -
Texas, Louisiana           -                -             -                 -
Central Oklahoma           3                -             -                 -
                     --------------- ------------- ----------------- -----------
TOTAL                      8                -             -                 -
                     =============== ============= ================= ===========

ARCHER COUNTY

During the year ending on December 31, 2013, the Company successfully drilled five wells:


o G. A. Jennings `AA' #101 - Drilled and completed in the Odom formation. Well IP'd for 46 BOPD and 139 BWPD.
o G. A. Jennings `AA" #102 - Drilled and completed well in the Ellenburger, Conglomerate and Bend formations. Well IP'd for 30 BOPD and 90 BWPD.
o G. A. Jennings `BB' #103 - Drilled and completed in the Caddo/Bend formations. Well IP'd for 27 BOPD and 153 BWPD.
o G. A. Jennings `BB' #104 - Drilled, completed and fraced in the KMA formation. Well IP'd for 9 BOPD and 17 BWPD. Well continues to cleanup following stimulation treatment.
o G. A. Jennings #105 - Drilled and completed in the Bend formation. Following an acid treatment well IP'd for 40 BOPD and 100 BWPD.

The following wells are in the planning stages:

o    G. A. Jennings #107 - Planned to spud this month.
o    G. A. Jennings `BB' #108 - Drilling permit approved.
o    G. A. Jennings #106, #109 and #110 - Drilling permits filed with TRRC.

Capital expenditures ("Capex") on this project are $3.0 million. As of December 31, 2013, a total of $1.9 million has been invested for drilling and well completion work, $50,000 for seismic acquisition, processing and interpretation, and $250,000 for equipment including approximately $220,000 in total costs incurred by the Company.

BLUE QUAIL, CENTRAL OKLAHOMA

We entered into a Participation Agreement with Blue Quail Ltd. of Chandler, Oklahoma to participate with a 25% WI in up to six wells in a multiple pay area ("Pink Prospect") within the Morvin oil field in Pottawatomie County where the predominate production has been from the Bois d'Arc member of the Hunton Lime. Additional pay intervals in the area include the Red Forks Sand, Misener Sand, Viola Lime, Simpson Dolomite, and the 1st and 2nd Wilcox Sands. Two Pink Prospect wells have been drilled to date with at least one more well planned. In addition to the Pink Prospect area, another area, "Sportsman's Lake" was added to the Participation Agreement under the same terms. Sportsman's Lake is located in Seminole County, Oklahoma. One well was drilled in Sportsman's Lake by the end of the year.

In the Pink Prospect area, drilling operations began in April 2013 with the geologist, driller and operator (Blue Quail Ltd) each taking a 25% WI. Two wells have been drilled with results as follows:

o Blue Quail Jim #1-33 is currently completed in Bois D'Arc formation at 5-35 BOPD. Production variations have been primarily due to mechanical issues with the artificial lift equipment.

o The Blue Quail Joe Gregory #1 was drilled and is currently completed in the Bois D'Arc. Updip to the Jim #1-33, in early production, the well is making mostly water with an oil cut.

In the Sportsman's Lake area, drilling operations began in October of 2013 with the geologist, driller and operator (Blue Quail Ltd) each taking a 25% WI. One well was drilled in 2013 (see solid black dot on the map), with results as follows:

o Blue Quail Sportsman's Lake #1 is currently completed in Misener/Hunton formation at 300 MCFGD with a trace of condensate.

FIVE JAB - EVANGELINE/ST. MARY'S PARISHES, LOUISIANA AND MONTGOMERY/TYLER COUNTY, TEXAS

The properties currently produce 100 BOPD and 50 MCFPD.

The property includes working interests in 13 producing wells, 9 service wells and 14 additional wellbores, which are spread across Montgomery, Jasper and Tyler Counties in Texas and the Evangeline and St. Mary Parishes in Louisiana. Geologically, these wells are located in the Gulf Coast Upper Jurassic-Cretaceous-Tertiary province. This province extends on shore and off shore in the states of Texas, Louisiana, Mississippi and Florida. The multiple conventional pays make up the geological success of the area. The Five Jab properties are all located onshore.

Workovers were initiated in September of 2013. Three of 11 workovers were completed in 2013. The cost for all the workovers is estimated to total $1.25 million (net) and is forecast to double production.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Three Forks anticipates that it (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Three Forks cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4.  MINE AND SAFETY DISCLOSURES
------------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

MARKET INFORMATION

Currently there is no public trading market for our stock, and we have not applied to have the common stock quoted for trading in any venue.

We intend to obtain a listing for our stock on an exchange in the future, but cannot make any assurances that we will be approved for such listing, as the exchanges have certain listing requirements that we would have to meet. Such listing requirements at a minimum include, but are not limited to:

- Stockholders' equity of at least $4,000,000 and/or 2 years of operating history and/or pre-tax income of at least $750,000 in our last fiscal year or two of the last three fiscal years;
-    Be able to meet certain distribution requirements; and
- Be able to meet certain market values of publicly held shares and aggregate market values of the shares.

HOLDERS

As of December 31, 2013, the Company had approximately 395 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

DIVIDEND POLICY

As of the filing of this annual report, we have not paid any dividends to stockholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities since inception (March 28, 2012) without registering the securities under the Securities Act of 1933 as shown in the following tables:

SHARES ISSUED FOR PRIVATE OFFERINGS

Since our inception in March 2012 through September 2012, we have sold shares of our common stock at a price of $0.01 per share in exchange for cash to the individuals and the amounts set forth below.

    Number of Shares      Consideration                   Name
--------------------------------------------------------------------------------

           5,000              $    50           Melvin & Judith Einsidler
          20,000              $   200           William C. Gascoigne
           5,000              $    50           Robert Bradley
           5,500              $    55           Donald Einsidler
         100,000              $ 1,000           Jacobs Enterprises, Ltd
          45,000              $   450           Robert W. Simmons
          10,000              $   100           Robert Reynolds
          11,000              $   110           Richard Davis
          30,000              $   300           Dennis Kaboth
           7,500              $    75           Jeremy Isaacs
           2,500              $    25           David & Lois Einsidler
          16,500              $   165           Barry Isaacs
           5,500              $    55           Risa Einsidler
         137,000              $ 1,370           Bruce Theuerkauf
          19,500              $   195           Ralph T. Meloro, Trustee of
                                                the Lisa B. Meloro Irrevocable
                                                Trust
          40,000              $   400           Dennis Noel
          60,000              $   600           Donald S.  Heauser
          30,000              $   300           Eric Hample
         150,000              $ 1,500           Dennis and MaryJo  Gabriel
           2,215              $    22           Diane Leeds Einsidler
          10,000              $   100           Vladimir & Glida Scerbo
         160,000              $ 1,600           Robert Scerbo
           2,500              $    25           Marc & Caryn Schneider
           5,500              $    55           Charles Ras
          50,000              $   500           James Ford
           5,000              $    50           John Phelps
          21,000              $   210           Sean Fleming
          75,000              $   750           Neilson Family Trust
         150,000              $ 1,500           Michael McNally
           2,500              $    25           Joseph G. Hoenigmann
           2,500              $    25           Christopher Pesce




                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

         100,000              $ 1,000           Clarene O Hample Revocable
                                                Trust, Brent Hample Trustee
           7,500              $    75           Leah & Greg Isaacs
          67,000              $   670           Joan M. Jacobson
          17,000              $   170           Christian Farr
          20,000              $   200           John Cooper
          25,000              $   250           Steve Remmert
          25,000              $   250           Gerald Smart Trust
           6,500              $    65           Michael Einsidler
          16,667              $   167           Alexander Biggs
          16,667              $   167           Thomas B. Biggs
           7,000              $    70           Leland Beckley
           7,000              $    70           Byron Beckley
           7,000              $    70           Trenton Toftoy
          10,000              $   100           James Iverson
         100,000              $ 1,000           Robert & Cynthia Toftoy
          25,000              $   250           Joel Ripmaster
           7,000              $    70           Patricia Nauman
           3,500              $    35           Ralph Toftoy
           5,000              $    50           Monica Sherman
          40,000              $   400           Richard Rinella
           5,000              $    50           Bernard Rinella
          17,000              $   170           Breff Leasing
           7,000              $    70           Underhill Trucking -
          25,000              $   250           Gerald Smart Trust
         200,000              $ 2,000           Henry Moxely
          10,000              $   100           Nicole Saunders
          10,000              $   100           Glenda Weiss
           3,200              $    32           Terry Jacobson
          38,000              $   380           Tom Ness
           5,000              $    50           John Bryan
          25,000              $   250           Robert & Donna Wittenauer
          25,000              $   250           Donna Wittenauer FBO LK Latimer
           5,000              $    50           Timothy Scott
          10,000              $   100           Patrick J. Donovan
          25,000              $   250           Mihcael Pryblo
         100,000              $ 1,000           Adelaide Biggs
          15,000              $   150           George Biggs
          15,000              $   150           Marcia Biggs
          15,000              $   150           Adelaide Andrews
           4,000              $    40           Amanda Germany
          40,000              $   400           Paul Dragul
           6,250              $    63           Daniel and Lesli Underhill
           2,500              $    25           Stephen Cohen
           3,400              $    34           Ron Anderson
          60,000              $   600           Cracked Crab LLC
           7,500              $    75           Jeff Rosenberg
          40,000              $   400           Glenda Weiss
          50,000              $   500           Christopher Jacobs
           2,500              $    25           Joseph Willen
          35,000              $   350           Paul Dragul
          40,000              $   400           Steward Mosko

          25,000              $   250           Gary Walford
          50,000              $   500           Brian Remington
          10,000              $   100           Daniel Rainey
          50,000              $   500           E. Dean Davis
          25,000              $   250           Lawson Farmer
          25,000              $   250           Cain Griffin Group, LLc
           6,000              $    60           Charles W. Jones
           4,000              $    40           FNB Griffin custodian for
                                                Individual IRA Charles W. Jones
           2,500              $    25           Edward Vitko
           2,500              $    25           Mike Vitko
          11,667              $   117           Robert & Cynthia Toftoy
             500              $     5           Marla Alstadt
             250              $     3           Gary Lee Young

From July 2012 through September 2012, we have shares of our common stock at a price of $1.00 per share in exchange for cash to the individuals and the amounts set forth below.

    Number of Shares      Consideration                   Name
--------------------------------------------------------------------------------

           8,000           $    8,000           Robert & Cynthia Toftoy
          15,000           $   15,000           Bruce Theuerkauf Jr.
          50,000           $   50,000           James Ford
           1,000           $    1,000           Brian Hassett
          25,000           $   25,000           Willie Love
          15,000           $   15,000           Robert Reynolds
         100,000           $  100,000           Edward Vitko
          10,000           $   10,000           Caryn & Marc Schneider
           1,000           $    1,000           Diane Leeds Einsidler
           4,876           $    4,876           Bruce Molloy FBO Mariana Molloy
           6,000           $    6,000           Bruce Molloy
          10,000           $   10,000           Larry & Gayla Johnson
          12,000           $   12,000           David Newman
          25,000           $   25,000           Michael Faletti, Jr.
           5,000           $    5,000           Robert Bradley
           2,250           $    2,250           Thomas G. Nixon
          20,000           $   20,000           Jonathan Sherman,
          25,000           $   25,000           William and Suzanne Knopf
         100,000           $  100,000           Alexander Withall Declaration fo
                                                Trust-  W. Knopf Trustee
          10,000           $   10,000           Bruce Molloy
          50,000           $   50,000           Christopher Jacobs
          10,000           $   10,000           Henry H. Moxley
           6,000           $    6,000           James H. Campbell
           2,750           $    2,750           Thomas and Linda Nixon
          25,000           $   25,000           Michael Pryblo
           5,000           $    5,000           James Iverson
          37,000           $   37,000           Paul Dragul
          30,000           $   30,000           David Kelley
           6,000           $    6,000           Cottonwood NB LLC

           2,800           $    2,800           Karen A. Baker
           5,000           $    5,000           Rodney J. Buhr
           5,000           $    5,000           Spyglass Capital Group LLC
           2,000           $    2,000           Samuel H. Rabin
          14,000           $   14,000           Ronald Cox
           5,000           $    5,000           Willie and Carol Love, Jr
          20,000           $   20,000           Steven A. Scalf
          10,000           $   10,000           Keil & Elizabeth Johnson
          10,000           $   10,000           Russel D. and Judith A. Noel
          20,000           $   20,000           Robert and Cynthia Toftoy
          50,000           $   50,000           Joan jacobson Trust
          50,000           $   50,000           James R. Stewart
           5,000           $    5,000           Irene A. Brown
           5,000           $    5,000           James Iverson
           3,000           $    3,000           Kenneth Knudson
         100,000           $  100,000           Dennis and MaryJo Gabriel
          20,000           $   20,000           Robert Scerbo
          50,000           $   50,000           Edward Vitko
          30,000           $   30,000           Falettiko Oil & Gas, LLc
          25,000           $   25,000           Mike Vitko
           7,000           $    7,000           Larry & Gayle Johnson
           5,000           $    5,000           Willie and Carol Love
           6,000           $    6,000           Vladimir Scerbo
          25,000           $   25,000           Robert Reynolds
          10,000           $   10,000           Bruce Theuerkauf Jr.
          35,000           $   35,000           Cain Griffin Group, Inc
          30,000           $   30,000           David. D. Duvick
          25,000           $   25,000           Caroline Justice
          10,000           $   10,000           Cottonwood NB LLC
          10,000           $   10,000           Steven A. Scalf
           2,250           $    2,250           Gary Lee Young
          30,000           $   30,000           David Kelley
          10,000           $   10,000           Sauney & Geraldine Pippin
          20,000           $   20,000           Steve Scalf
          30,000           $   30,000           Bernard Bols
          16,667           $   16,667           Breff Leasing
          33,334           $   33,334           Gary Underhill
          50,000           $   50,000           Bill Baber
          13,000           $   13,000           Debbie Hamen
           2,000           $    2,000           Bruce Theuerkauf Jr
          81,000           $   81,000           Dayspring Capital, LLC
          12,500           $   12,500           Tom Ness
           7,500           $    7,500           Robert Toftoy
           2,500           $    2,500           Edward Vitko
           2,500           $    2,500           Mike Vitko

From October 2012 through December 2013, we have shares of our common stock at a price of $2.25 per share in exchange for cash to the individuals and the amounts set forth below.


    Number of Shares      Consideration                   Name
--------------------------------------------------------------------------------

          10,000           $   22,500           Tamar and Bruce Mar
          44,444           $   99,999           James R. Stewart
          40,000           $   90,000           Rich Sharpenter
              50           $      113           Kathie Hayes
             500           $    1,125           Maria Terrazas
           2,222           $    5,000           Tim L. Briggs
           1,000           $    2,250           Edward W. Sharpenter
           1,600           $    3,600           Rodney Buhr
          20,000           $   45,000           Alexander Withall/ Knopf
          20,000           $   45,000           Eric Hample
           9,955           $   22,399           Rich Sharpenter
              50           $      113           Ned  Sharpenter
              50           $      113           Becky sharpenter
              50           $      113           Nick Sharpenter
              50           $      113           Lindsey Sharpenter
              50           $      113           Lillian Sharpenter
              50           $      113           Marc Sharpenter
              50           $      113           Leanne Sharpenter
              50           $      113           Joanne Blincoe
              50           $      113           Jim Blincoe
              50           $      113           Todd  Blincoe
              50           $      113           Marie Blincoe
              50           $      113           Sophie Blincoe
              50           $      113           Emma Blincoe
              50           $      113           Tom Blincoe
              50           $      113           Judy Blincoe
              50           $      113           Jay Blincoe
              50           $      113           Emily Blincoe
             225           $      506           Trevor J. Buhr
         135,000           $  303,750           William Knopf







                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

From January 2013 through December 2013, we have shares of our common stock at a price of $3.00 per share in exchange for cash to the individuals and the amounts set forth below.

    Number of Shares      Consideration                 Name
--------------------------------------------------------------------------------

          20,000          $    60,000         Dr William R. King
          10,000          $    30,000         Ronney Ledford Jr. LLc
          10,000          $    30,000         Francis Construction
          10,000          $    30,000         Lorie J.and Josephine Mangham, Jr.
          10,000          $    30,000         Tim Dender
           1,034          $     3,102         Rich Sharpenter
           1,000          $     3,000         Karen Anderson Baker
          10,000          $    30,000         William & Joyce Babb
           6,665          $    19,995         Ronnie Cain
           7,000          $    21,000         William Stewart
              16          $        48         Rich Sharpenter
          16,667          $    50,001         Seth Sleezer IV
           8,333          $    24,999         Ronney Ledford Jr.
          66,667          $   200,001         Lester Ranew
          46,667          $   140,001         FNB Griffin Custodian for
                                              Individual IRA Timothy R. Dender
          10,000          $    30,000         FNB Griffin Custodian for
                                              individual IRA Linda Jordan
           2,000          $     6,000         Kenneth and Shirley Thompson
          13,334          $    40,002         Barry L. Jacobson
          26,667          $    80,001         James and Teresa Stewart
           8,334          $    25,002         Jared and Christina Adam
           3,333          $     9,999         Ronnie Can
           1,671          $     5,013         Patricia K. Huber
          10,000          $    30,000         Amanda Remington
          13,334          $    40,002         Arthur C. Krepps III
          10,000          $    30,000         C. Roan Berry
           1,500          $     4,500         Creative Solutions Invesments, LLC
           1,000          $     3,000         Darrell L & Mary A Gulseth JTWROS
          15,000          $    45,000         Herbert T. Sears
          20,000          $    60,000         James and Teresa Stewart
             500          $     1,500         Kelly Anderson
             500          $     1,500         Kirk Anderson
             500          $     1,500         Kyle Anderson
           3,500          $    10,500         Mitchell Gulseth
          20,000          $    60,000         Raymond Dender
          10,000          $    30,000         Richard Coleman Clements
           8,333          $    24,999         Ronny Ledford Jr.
          10,000          $    30,000         SCI Investments, LLC
           2,000          $     6,000         Star Net Investments, LLC
         100,000          $   300,000         Robert E. Long
          10,000          $    30,000         Timothy Dender


                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

             500          $     1,500         Kelly Anderson
             500          $     1,500         Kirk Anderson
             500          $     1,500         Kyle Anderson
             500          $     1,500         Marla Alstadt
          10,000          $    30,000         Amanda Remington
           8,333          $    24,999         Ronny Ledford Jr.
          10,000          $    30,000         Richard Coleman Clements
           1,500          $     4,500         Creative Solutions Invesments, LLC
           2,000          $     6,000         Star Set Investments, LLC
          20,000          $    60,000         Raymond Dender
          20,000          $    60,000         James and Teresa Stewart
           3,333          $    10,000         Ray & Betty Chally
          10,000          $    30,000         M&M Funding, LLC
          12,000          $    36,000         FNB Griffin Custodian for
                                              William C. Weldon IRA
          10,000          $    30,000         FNB Griffin Custodian for
                                              Wendy Williams IRA
          10,000          $    30,000         FNB Griffin Custodian for
                                              Lewis G. Sanders IRA
          10,000          $    30,000         FNB Griffin Custodian for
                                              William House Jr. IRA
          10,000          $    30,000         M Sleezer
          10,000          $    30,000         D Duffy
          16,333          $    48,999         C Hopkins
           3,333          $     9,999         FNB Griffin Custodian for D Wren
           3,334          $    10,000         F Simonton

SECURED CONVERTIBLE PROMISSORY NOTE OFFERING

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed earlier in the document. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The offering was not fully subscribed and a total of $1,535,000 was raised. On March 31, 2014, the holders of $1,390,000 of these secured convertible promissory notes purchased warrants issued by the Company in consideration for and cancellation of these promissory notes as discussed earlier in the document.

          NOTEHOLDER                          AMOUNT OF THE NOTE
-----------------------------------------------------------------------
Tincup Oil and Gas , LLC (1)                                   $250,000
C. Roan Berry/Environtech Corp.                                $100,000
Timothy Dender                                                 $400,000
Dennis W. & Mary J. Gabriel                                     $60,000
Charles Jones                                                  $100,000
Estate of William King                                         $100,000
Estate of William King                                         $500,000
Caroline J. Fisher, Ph. D                                       $25,000
------------------------------------------------------------------------
(1) Mr. Ranew, a director of the Company, is a member of Tincup Oil and Gas, LLC.

EXEMPTION FROM REGISTRATION CLAIMED

Sales and issuances by us of the unregistered securities listed above were made by us in reliance upon Rule 506 of Regulation D to the individuals listed above. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. Each purchaser made written representation under Rule 506 of Regulation D, including net worth and sophistication. We required written representation that each purchaser who was not an accredited investor, either alone or with his purchaser representative, had such knowledge and experience in financial and business matters that he/she was capable of evaluating the merits and risks of the prospective investment, and the issuer reasonably believed (based on written representations) immediately prior to making any sale that the purchaser came within this description.

SHARES ISSUED FOR COMPENSATION OR SERVICES

Since our inception, March 28, 2012 through December 31, 2013, we have issued shares of our common stock in exchange for services to the individuals and the amounts set forth below.

 NUMBER OF SHARES     CONSIDERATION                      NAME
--------------------------------------------------------------------------------

     2,000,000           Services           W Edward Nichols (1)
     2,000,000           Services           Donald Walford (1)
        75,000           Services           Lisa Baird
       500,000           Services           William Young (1)
       750,000           Services           Marc Pindus
       150,000           Services           Michael Littman
        15,000           Services           Debbie Hamen
        15,000           Services           Joe Ford
        15,000           Services           Herb Sears
       200,000           Services           Hawkeye Oil and Gas Ventures LLC
        50,000           Services           William Baber
        10,000           Services           Joe Ford
       175,000           Services           Prabhas Panigrahi
        25,000           Services           Paul Dragul (1)
       270,000           Services           Maxim Group Inc.
------------------
     6,250,000

MATERIAL RELATIONSHIPS
(1) Director/Officer

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by us of the unregistered securities listed immediately above were made by us in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" ON PAGE 19 AND ELSEWHERE IN THIS REPORT.

PLAN OF OPERATIONS

------------------- ------------------------------------------------------------
1st Quarter 2014    o Drill and complete 4-5 additional wells in Archer County;
                    o Drill and complete 2-3 additional wells in Oklahoma;
                    o 10-11 well workovers in Five JAB projects
------------------- ------------------------------------------------------------
2nd Quarter 2014    o Drill and complete 6-8 wells in new development areas
------------------- ------------------------------------------------------------
3rd Quarter 2014    o Drill and complete 6-8 wells in new development  areas
------------------- ------------------------------------------------------------

Our Budget for operations in the next year is as follows:


Working Capital                                              $3,000,000
Drilling and Development of Five JAB Wells                   $1,500,000
Targeted Acquisition                                         $7,000,000
Drilling and Development of new areas                        $2,000,000
Fees, commissions and general expenses                       $1,500,000
                                                          -------------
                                                            $15,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable. The Company may need substantial additional capital to support its budget. We have recognized minimal revenues from our operational activities prior to June 30, 2013. During the year ended December 31, 2013, we recognized revenues of $894,128 from our operations.

We have conducted a Private Offering of shares of our restricted common stock for capital. We intend to raise up to $15 million in the next twelve months with a structure not yet determined in debt or equity. As of December 31, 2013, the Company had sold approximately 5,500,000 shares of its common stock, raising a total of approximately $4,900,000. We cannot give any assurances that we will be able to raise the full $15,000,000 to fund the budget. Further, we will need to raise additional funds to support not only our expected budget, but our continued operations. We cannot make any assurances that we will be able to raise such funds or whether we would be able to raise such funds with terms that are favorable to us.

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in

September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,390,000 warrants to holders of the promissory notes in exchange for the cancelation of $1,390,000 in debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000.

Based on our current cash reserves of $121,174 as of December 31, 2013, we have the cash for an operational budget of six months. We have generated minimal and sporadic revenues to date and prior to June 30, 2013 such revenues were generated by properties we sold on January 1, 2013. If we are unable to generate enough revenue, through our other subsidiaries, to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on our financial statements as of December 31, 2013 and 2012, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

During the year ended December 31, 2013, the Company recognized $894,128 in revenue from its operational activities. During the period of March 28, 2012 (inception) through December 31, 2012, the Company did not recognize any revenue from its operational activities. During the year ended December 31, 2013, the Company recognized revenue from two sources: $734,128 from the sale of oil and gas and $160,000 from management fees.

                                            Year Ended
                                        December 31, 2013*
                                       ----------------------
Revenue
   Oil sales                                       $ 728,456
   Gas sales                                           5,672
Net production sold
   Oil (Bbl)                                           7,215
   Gas (Mcf)                                           1,417
Average sales prices
  Oil ($/Bbl)                                        $103.99
  Gas ($/Mcf)                                          $3.73

During the year ended December 31, 2013, the Company incurred operating expenses of $2,515,593. During the period of March 28, 2012 (inception) through December 31, 2012, the Company incurred operating expenses of $1,011,465. The increase of $1,504,128 in operating expenses primarily a result of the Company's increased operational activities resulting from the acquisitions of certain properties, discussed above, and the Company's focus on filing a registration statement on Form 10 and one on Form S-1 with the SEC.

During the year ended December 31, 2013, the Company recognized the following operating expenses:

                                                        Year Ended
                                                    December 31,, 2013
                                                 --------------------------
Operating Expense:
     Lease operating expenses                                   $  315,397
     Production taxes                                               34,110
    Depreciation, depletion and amortization                        64,589
    General and administrative expenses                          2,101,497
                                                 --------------------------
       Total Operating Expenses:                                $2,515,593

During the year ended December 31, 2013, the Company recognized a net loss of $1,527,205 compared to a net loss of $981,287 during period of March 28, 2012 (inception) through December 31, 2012. The increase of $545,918 was a direct result of the $1,504,128 increase in operating expenses discussed above, offset by a $894,128 increase in revenues combined with a gain of $143,608 on the disposal of property from discontinued operations.

LIQUIDITY

At December 31, 2013, the Company had total current assets of $518,186 and total current liabilities of $2,929,355 resulting in a working capital deficit of $2,411,169.

During the year ended December 31, 2013, the Company used $1,001,299 in funds from its operational activities. During the year ended December 31, 2013, the

Company recognized a net loss of $1,670,813 which was adjusted for such non-cash items as: income from discontinued operations of $143,608, $64,589 in depreciation and amortization, $22,000 gain on settlement of claims, $143,608 gain on sale of disposal group held for sale, $41,360 in shares issued for services and $50,596 in options granted for services. During the period of March 28, 2012 (inception) through December 31, 2012, the Company used $953,245 in its operations based upon a net loss of $1,009,028 which was adjusted for the non-cash items of $27,741 income from discontinued operations, $5,918 in depreciation, depletion and amortization and $8,120 in shares issued for services.

During the year ended December 31, 2013, the Company used $3,791,943 in its investing activities. The Company used $5,385,694 in additions to property and equipment and $6,249 in other additions to long-term assets. During this period, the Company received $1,600,000 from the sale of disposal group held for sale.

During the period of March 28, 2012 (inception) through December 31, 2012, the Company used $394,648 in its investing activities. The Company loaned $100,000 to a non-affiliate and used $161,577 in additions to property and equipment and $133,071 in the addition of long term assets.

During the year ended December 31, 2013, the Company received $4,421,687 from its financing activities compared to $1,840,622 during the period of March 28, 2012 (inception) through December 31, 2012.

FINANCING ACTIVITIES

COMMON STOCK OFFERINGS

During the year ended December 31, 2013, the Company issued 200,000 shares of its common stock in exchange for services valued at $17,600. The Company also issued 270,000 shares of its common stock to a consultant for services valued at $23,760. In addition, and as part of a private placement, the Company issued 1,150,022 shares of its common stock for cash in the amount of $3,054,163 as more fully described in the financial statements.

CONVERTIBLE PROMISSORY NOTES

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,390,000 warrants to holders of the promissory notes in cancellation of $1,390,000 in debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000.

OPTIONS AND WARRANTS

During the year ended December 31, 2013, the Company granted options for 1,000,000 shares in exchange for cash of $50,000 and 200,000 shares to Mr. Ranew, a member of the Board, in exchange for cash of $200,000 as well as issued warrants for 275,000 shares in exchange for $27 in cash.

SHORT TERM

On a short-term basis, we have not generated any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

CAPITAL RESOURCES

The Company has only common stock as its capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at December 31, 2013 and 2012.

REVENUE RECOGNITION

The Company recognizes revenue from the exploration and production of the Company's oil and gas properties in the period of production.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $5,614,987 and $0 included in the amortization base at December 31, 2013 and 2012, respectively and the Company did not expense any capitalized costs for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012.

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

Depreciation and amortization of oil and gas property and other property and equipment for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012 is $64,589 and $449, respectively.

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options, to be recognized in the financial statements based on their fair values.

RESULTS OF OPERATIONS OF FIVE JAB INC.

During the year ended December 31, 2013, Five Jab recognized revenues of $1,664,076 as compared to $1,279,105 for the year ended December 31, 2012. The increase of $384,971 was a result of re-work efforts.

During the year ended December 31, 2013, Five Jab incurred operating expenses of $786,791 as compared to $738,966 for the year ended December 31, 2012. The nominal increase of $47,825 was the result of an increase in production taxes of $15,160, general and administrative expense of $22,313 and depreciation, depletion and amortization expense of $14,466 offset by a slight decrease in lease operating expenses of $4,114.

During the year ended December 31, 2013, Five Jab recognized net income of $3,154,738 as compared to $540,139 during the year ended December 31, 2012. The increase of $2,614,599 was a result of not only the $384,971 increase in revenues offset by the $47,825 increase in operational expenses, but the result of a one-time gain of $2,277,453 recognized on the sale of the oil and gas properties to Three Forks, Inc.

LIQUIDITY OF FIVE JAB INC.

At December 31, 2013, Five Jab did not have any assets or liabilities.

During the year ended December 31, 2013, Five Jab, recognized funds of $683,280 from its operating activities, $3,739,138 from its investment activities and used $4,422,418 in its financing activities as compared to the year ended December 31, 2012 where Five Jab recognized funds of $852,543 from its operating activities and used $824,177 in its investment activities and $28,366 in its financing activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Our Company's business activities contain elements of risk. Neither our investments nor an investment in us is intended to constitute a balanced investment program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

o Audited financial statements of Three Forks, Inc. as of and for the year ended December 31, 2013 and as of and for the period from March 28, 2012 (inception) through December 31, 2012 (pages F-1 through F-22)

o Audited financial statements of Five Jab, Inc. for the years ended December 31, 2013 and 2012 (pages F-23 through F-34)

                                THREE FORKS, INC.


                              FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD
            FROM MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THREE FORKS, INC.:

We have audited the accompanying balance sheet of Three Forks, Inc. ("the Company") as of December 31, 2013 and 2012 and the related statement of operations, stockholders' equity (deficit) and cash flows for the period March 28, 2012 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Three Forks, Inc., as of December 31, 2012, and the results of its operations and its cash flows for the period March 28, 2012 (inception) through December 31 2013, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ B F Borgers CPA PC

B F BORGERS CPA PC
Denver, CO
April 14, 2014

                                                         THREE FORKS INC.
                                                          BALANCE SHEETS

                                                                                December 31,
                                                                                    2013                           2012
                                                                          -------------------------      -------------------------
ASSETS
   Current assets
Cash and cash equivalents                                                 $                121,174       $                492,729
Accounts receivable trade, net                                                             276,570                              -
Note receivable other                                                                      100,000                        100,000
Prepaid and other current assets                                                            20,442                         27,299
                                                                          -------------------------      -------------------------
   Total current assets                                                                    518,186                        620,028
                                                                          -------------------------      -------------------------

Disposal group held for sale of discontinued operations                                          -                      1,481,071
                                                                          -------------------------      -------------------------

   Property and equipment
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                                214,584                        150,001
   Proved                                                                                5,614,987                              -
Other                                                                                       25,554                         11,576
                                                                          -------------------------      -------------------------
   Total property and equipment                                                          5,855,125                        161,577
Less accumulated depreciation, depletion and amortization                                  (65,038)                          (449)
                                                                          -------------------------      -------------------------
   Net property and equipment                                                            5,790,087                        161,128
                                                                          -------------------------      -------------------------

   Long-term assets
Other long-term assets                                                                      61,330                         55,081
                                                                          -------------------------      -------------------------
   Total long-term assets                                                                   61,330                         55,081
                                                                          -------------------------      -------------------------

   Total assets                                                           $              6,369,603       $              2,317,308
                                                                          =========================      =========================

   Current liabilities
Current maturities of convertible notes                                   $              1,475,000       $                      -
Current maturities of notes                                                                 24,500                          7,003
Accounts payable trade                                                                     425,133                          4,427
Accrued and deposits payable                                                               192,517                         22,680
Accrued liabilities and notes payable, related party                                       812,205                         15,000
                                                                          -------------------------      -------------------------
   Total current liabilities                                                             2,929,355                         49,110
                                                                          -------------------------      -------------------------

   Long-term liabilities
Asset retirement obligations                                                               307,854                              -
                                                                          -------------------------      -------------------------
   Total long-term liabilities                                                             307,854                              -
                                                                          -------------------------      -------------------------

Disposal group held for sale payables of discontinued operations                                 -                          7,745
                                                                          -------------------------      -------------------------

   Total liabilities                                                                     3,237,209                         56,855
                                                                          -------------------------      -------------------------

Commitments and Contingencies                                                                    -                              -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                              -                              -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,681,477 and 10,799,339 shares issued and outstanding at
   December 31, 2013 and December 31, 2012, respectively                                    11,681                         10,799
Additional paid in capital                                                               5,629,205                      3,230,941
Accumulated deficit                                                                     (2,508,492)                      (981,287)
                                                                          -------------------------      -------------------------
   Total stockholders' equity                                                            3,132,394                      2,260,453
                                                                          -------------------------      -------------------------

   Total liabilities and stockholders' equity                             $              6,369,603       $              2,317,308
                                                                          =========================      =========================

The accompanying notes are an integral part of these financial statements.

                                                       THREE FORKS, INC.
                                                   STATEMENTS OF OPERATIONS





                                                                             For the                    For the Period
                                                                            Year Ended             March 28, 2012 (inception)
                                                                           December 31,               through December 31,
                                                                               2013                          2012
                                                                       ---------------------     -----------------------------
Revenue:
   Oil and gas sales                                                   $             734,128     $                          -
   Management fees                                                                   160,000                                -
                                                                       ---------------------     -----------------------------
                  Total revenues                                                    894,128                                 -
                                                                       ---------------------     -----------------------------

Operating expenses:
   Lease operating expenses                                                         315,397                                 -
   Production taxes                                                                  34,110                                 -
   Depreciation, depletion and amortization                                          64,589                               449
   General and administrative expenses                                            2,101,497                         1,011,016
                                                                       ---------------------     -----------------------------
             Total operating expenses                                             2,515,593                         1,011,465
                                                                       ---------------------     -----------------------------

Loss from operations                                                             (1,621,465)                       (1,011,465)
                                                                       ---------------------     -----------------------------

Other income (expense):
   Other Income                                                                      22,000                                 -
   Interest income                                                                    4,096                             2,437
   Interest expense                                                                 (75,444)                                -
                                                                       ---------------------     -----------------------------
                Total other income                                                  (49,348)                            2,437
                                                                       ---------------------     -----------------------------

Loss from continuing operations
   before income taxes                                                           (1,670,813)                       (1,009,028)

Income taxes                                                                              -                                 -
                                                                       ---------------------     -----------------------------

Net loss from continuing operations                                              (1,670,813)                       (1,009,028)
                                                                       ---------------------     -----------------------------

Discontinued operations
   Income from operations of discontinued
      property                                                                            -                            27,741
   Gain on disposal of property                                                     143,608                                 -
                                                                       ---------------------     -----------------------------
         Income from discontinued operations                                        143,608                            27,741
                                                                       ---------------------     -----------------------------

Net loss                                                               $         (1,527,205)     $                   (981,287)
                                                                       =====================     =============================

Net loss from continuing operations                                    $              (0.15)     $                      (0.11)
                                                                       =====================     =============================

Net income from discontinued operations
   Basic and diluted                                                   $               0.01      $                       0.00
                                                                       =====================     =============================

Net loss per common share
   Basic and diluted                                                   $              (0.13)     $                      (0.11)
                                                                       =====================     =============================

Weighted average number of common shares
   Basic and diluted                                                             11,376,235                         9,222,607
                                                                       =====================     =============================

The accompanying notes are an integral part of these financial statements.

                                                         THREE FORKS INC.
                                                 STATEMENT OF STOCKHOLDERS' EQUITY



                                        PREFERRED SHARES          COMMON SHARES         ADDITIONAL                       TOTAL
                                         $10 PAR VALUE           $.001 PAR VALUE          PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                        SHARES     AMOUNT      SHARES        AMOUNT       CAPITAL      (DEFICIT)         EQUITY
                                       --------   --------  ------------    --------   -----------   -------------   --------------
BALANCES, March 28, 2012                   -      $     -             -     $      -   $         -   $          -    $           -
 Issuance of shares for services
  valued at $0.001 per share -
  related party                            -            -     5,325,000        5,325             -              -            5,325
 Issuance of shares for services
  valued at $0.001 per share               -            -       195,000          195             -              -              195
 Issuance of shares for services
  valued at $0.01 per share                -            -       260,000          260         2,340              -            2,600
 Issuance of shares for property
  valued at $2.00 per share                -            -       700,000          700     1,399,300              -        1,400,000
 Sale of shares for cash at
  $0.01 per share                          -            -     2,700,399        2,700        24,237              -           26,937
 Sale of shares for cash at
  $0.50 per share                          -            -           225            -           112              -              112
 Sale of shares for cash at
  $1.00 per share                          -            -     1,505,051        1,505     1,503,546              -        1,505,051
 Sale of shares for cash at
  $2.25 per share                          -            -        52,630           53       118,365              -          118,418
 Sale of shares for cash at
  $3.00 per share                          -            -        61,034           61       183,041              -          183,102
 Net loss for the period                   -            -             -            -             -       (981,287)        (981,287)
                                       --------   --------  ------------    --------   -----------   -------------   ---------------
BALANCES, DECEMBER 31, 2012                -      $     -    10,799,339     $ 10,799   $ 3,230,941   $   (981,287)   $   2,260,453
 Issuance of shares for services
  valued at $0.088 per share -
  related party                            -            -        25,000           25         2,175              -            2,200
 Issuance of shares for services
  valued at $0.088 per share               -            -       445,000          445        38,715              -           39,160
 Sale of shares for cash at
  $.01 per share                           -            -        40,000           40           360              -              400
 Sale of shares for cash at
  $1.50 per share                          -            -       100,001          100       149,902              -          150,002
 Sale of shares for cash at
  $2.00 per share                          -            -        25,000           25        49,975              -           50,000
 Sale of shares for cash at
  $2.25 per share                          -            -       135,000          135       303,615              -          303,750
 Sale of shares for cash at
  $3.00 per share                          -            -       850,021          850     2,549,161              -        2,550,011
 Sale of options and warrants
  for cash                                 -            -             -            -       250,027              -          250,027
 Correction of prior issuance
  of shares                                -            -      (112,884)        (113)          113              -                -
 Repurchase of shares at $3.00
  per share                                -            -      (275,000)        (275)     (824,725)             -         (825,000)
 Repurchase of shares at $1.50
  per share                                -            -      (100,000)        (100)     (149,900)             -         (150,000)
 Retirement of shares to settle
  claims                                   -            -      (250,000)        (250)      (21,750)             -          (22,000)
 Stock based compensation                  -            -             -            -        50,596              -           50,596
 Net (loss) for the period                 -            -             -            -             -     (1,527,205)      (1,527,205)
                                       --------   --------  ------------    --------   -----------   -------------   ---------------
BALANCES, DECEMBER 31, 2013                -      $     -    11,681,477     $ 11,681   $ 5,629,205   $ (2,508,492)   $   3,132,394
                                       ========   ========  ============    =========  ===========   =============   ===============


The accompanying notes are an integral part of these financial statements.

                        THREE FORKS INC.
                     STATEMENTS OF CASH FLOWS


                                                                                 For the                   For the Period
                                                                                Year Ended           March 28, 2012 (inception)
                                                                               December 31,             through December 31,
                                                                                   2013                         2012
                                                                            -------------------    -----------------------------
OPERATING ACTIVITIES
   Net (loss) from continuing operations attributable to
     common stockholders                                                 $          (1,670,813)    $                 (1,009,028)
   Income from discontinued operations                                                 143,608                           27,741
   Adjustments to reconcile net (loss) to net cash
    flows (used in) operating activities:
      Depreciation, depletion and amortization                                          64,589                            5,918
      Gain on settlement of claims                                                     (22,000)                               -
      Gain on sale of disposal group held for sale                                    (143,608)                               -
      Shares issued for services - related party                                         2,200                            5,325
      Shares issued for services                                                        39,160                            2,795
      Options granted for services                                                      50,596                                -
   Changes in operating assets and liabilities:
       Accounts receivable trade                                                      (276,570)                               -
       Prepaid and other current assets                                                  6,857                          (27,299)
       Accounts payable trade                                                          420,706                            4,427
       Accrued and deposits payable                                                    177,902                           15,000
       Accrued liabilities, related party                                              205,270                           22,680
       Disposal group held for sale                                                        804                             (804)
                                                                            -------------------    -----------------------------

Net cash provided by (used in) operating activities                                 (1,001,299)                        (953,245)
                                                                            -------------------    -----------------------------

INVESTING ACTIVITIES
   Funds loaned to a non affiliate                                                           -                         (100,000)
   Additions to property and equipment                                              (5,385,694)                        (161,577)
   Additions to other long-term assets                                                  (6,249)                        (133,071)
   Proceeds from sale of disposal group held for sale                                1,600,000                                -
                                                                            -------------------    -----------------------------

Net cash (used in) investing activities                                             (3,791,943)                        (394,648)
                                                                            -------------------    -----------------------------

FINANCING ACTIVITIES
   Sale of common shares                                                             3,054,163                        1,833,620
   Sale of options and warrants                                                        250,027                                -
   Funds used to repurchase common shares                                             (975,000)                               -
   Funds from short-term convertible notes, net of repayment                         1,475,000                                -
   Funds from short-term notes, net of repayment                                        17,497                            7,002
   Funds from short-term notes, related party                                          600,000                                -
                                                                            -------------------    -----------------------------

Net cash provided by financing activities                                            4,421,687                        1,840,622
                                                                            -------------------    -----------------------------

NET CHANGE IN CASH                                                                    (371,555)                         492,729

CASH, Beginning                                                                        492,729                                -
                                                                            -------------------    -----------------------------

CASH, Ending                                                                $          121,174     $                    492,729
                                                                            ===================    =============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of common shares for oil and gas properties                     $                -     $                  1,400,000
                                                                            ===================    =============================
   Interest paid                                                            $                -     $                          -
                                                                            ===================    =============================
   Income taxes paid                                                        $                -     $                          -
                                                                            ===================    =============================

The accompanying notes are an integral part of these financial statements.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

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

On September 7, 2012, the Company acquired working interests between 10.12% and 10.50% in five (5) producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld county Colorado valued at $1,477,990 as well as a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan county Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company's common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, the Company was required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three year period from the date of the acquisition and this escrow account at December 31, 2013 and 2012 has a balance of $55,163 and $55,081 respectively. Effective January 1, 2013, the Company sold its entire interest in these oil and gas properties located in Weld county Colorado for $1,600,000 in cash. See Note 4 - Disposal Group Held for Sale.

On December 31, 2012, the Company entered into a Farmout Agreement ("Farmout") where the Company had a 100% working interest in 320gross/290net acres of mineral interests located in Archer county Texas subject to the Farmout. In consideration of Three Forks No 1 LLC, a Colorado limited liability company ("LLC"), undertaking and paying it's pro rata portion of the costs associated with the drilling and completion of 9 wells in Archer county Texas on the Farmout property, the Company assigned 87% of the working interest in the Farmout to the LLC. Likewise, on January 1, 2013, the Company assigned 2% of the working interest in the Farmout to two members of the Board of Directors of the Company.

Three Forks LLC No 2 ("Three Forks No 2") was organized in the State of Colorado on December 4, 2013. The Company is the manager of the Three Forks No. 2 and the Company does not hold an equity interest in Three Forks No 2. Three Forks No 2 has been organized to fund and develop the proposed drilling of additional wells in Archer County, Texas. At December 31 2013, Three Forks No 2 has yet to commence operations.

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling approximately 1955 gross acres known as the Five Jab properties in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells

The Company's acquisition of the 75% of working interest in the oil and gas properties was accounted for as an acquisition for accounting purposes.

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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December, 2013 and 2012 there were no uncertain tax positions that required accrual.

(LOSS) PER SHARE

(Loss) per share requires presentation of both basic and diluted (loss) per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares, and would not be included in the weighted average calculation since their effect would be anti-dilutive due to the net
(loss). At December 31, 2013 and December 31, 2012, the Company had outstanding 6,615,559 and 0, respectively options, warrants or contingent shares.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at December, 2013 and 2012.

REVENUE RECOGNITION

The Company recognizes revenue from the exploration and production of the Company's oil and gas properties in the period of production.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $5,614,987 and $0 included in the amortization base at December 31, 2013 and 2012, respectively and the Company did not expense any capitalized costs for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

PROPERTY AND EQUIPMENT

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012.

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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

Depreciation and amortization of oil and gas property and other property and equipment for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012 is $64,589 and $449, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012 that would be indicative of possible impairment.

OTHER COMPREHENSIVE INCOME

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

GOING CONCERN AND MANAGEMENTS' PLANS

As shown in the accompanying financial statements for the period ended December 31, 2013, the Company has reported an accumulated deficit of $2,508,492. At December 31, 2013, the Company has current assets of $518,186, including cash and cash equivalents of $121,174 and current liabilities of $2,929,355 but has acquired major proved oil and gas properties as described elsewhere in this Annual Report.

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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

SUBSEQUENT EVENTS

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

ACCRUED LIABILITIES AND NOTES PAYABLE - RELATED PARTY

During the year ended December 31, 2013, the Company was advanced funds from one of its members of the Board of Directors ("Board Member"), who is also a member of Tin Cup LLC and at December 31, 2013 the Company owes $209,520. See Note 4 - Disposal Group Held for Sale. Also, during December 31, 2013, the Company borrowed $300,000 in funds from both an officer of the Company and the Board Member and at December 31, 2013 the Company owes $600,000. See Note 11 - Secured Convertible Promissory Notes. In addition, during the year 2013, the Company was advanced funds from two of its affiliates and at December 31, 2013 owes $2,685.

At December 31, 2012, the Company owed an affiliate of an officer and director of the Company a total of $15,000 in fees for services rendered.

SHARES FOR SERVICES

During the year ended December 31, 2013, a former member and a current member of the Board of Directors were issued 200,000 shares of the Company's common stock in exchange for services in the amount of $17,600 or at a fair value of $0.088 per share.

In March 2012, the Company issued 5,325,000 shares of its common shares to its members of the Board of Directors and officers in exchange for services in the amount of $5,325 or at a fair value of $0.001 per share. Par value was determine to be the value of the services since at the time the Company had no assets and had yet begun operations.

CONSULTING SERVICES

During the year ended December 31, 2013 the Company paid two of its officers and directors $229,321 in fees as part of consulting arrangements approved by the Board of Directors.

During the year ended December 31, 2013, the Company paid an affiliate of one of its directors $55,000 in fees as part of a consulting agreement approved by the Board of Directors.

During the period March 28, 2012 (inception) through December 31, 2012, the Company paid three of its officers and directors $180,892 in fees as part of consulting arrangements approved by the Board of Directors.

LIMITED LIABILITY COMPANIES

The Company is the manager of Three Forks No 1 LLC, a Colorado limited liability company. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization" and Note 10 - Management Agreement.

The Company is the manager of the Three Forks No. 2 and the Company does not hold an equity interest in Three Forks No 2. Three Forks No 2 has been organized to fund and develop the proposed drilling of additional wells in Archer County, Texas. At December 31 2013, Three Forks No 2 has yet to commence operations. See
Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization."

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

Certain officers and members of the Board of Directors of the Company are members of Tin Cup LLC, a Colorado limited liability company and at September 30, 2013, Tin Cup LLC is owed $250,000. See Note 10 - Secured Convertible Promissory Notes.

NOTE 3 - NOTE RECEIVABLE
------------------------

In May 2012, the Company loaned Holms Energy Development Corp ("HEDC") $100,000 which is evidenced by an unsecured promissory note dated May 30, 2012 whereby the unpaid principal amount of the promissory note is due and payable on Demand at any time on or after March 15, 2013 including any and all unpaid and accrued interest at the rate of four percent (4%) per annum of the outstanding principal. HEDC may offset the principal amount of the promissory note with any amounts due from the Company pursuant to the certain Joint Venture Cooperation and Profit Allocation Agreement between the Company and HEDC dated May 1, 2012 ("JV Agreement") as per Note 9. At December 31 2013 and December 31, 2012, the Company is owed $100,000 plus accrued interest in the amount of $6,356 and $2,356, respectively.

NOTE 4 - DISPOSAL GROUP HELD FOR SALE
-------------------------------------

The Company, as part of an agreement dated September 7, 2012, acquired certain oil and gas mineral interest, including five (5) producing wells, located in Weld county Colorado. The Company determined that these mineral interests were considered a Disposal Group Held for Sale as set forth in Topic 205 of the ASC and therefore, the Company at December 31, 2012 recorded the property as a separate asset in the amount of $1,472,521 [net of $5,658 in amortization] on the balance sheet. Effective January 1, 2013, the Company sold these properties for $1,600,000 in cash and recorded in the statement of operations for the year ended December 31, 2013 a gain on the sale of assets in the amount of $143,608 under discontinued operations.

In addition and as part of the sale, the purchasers of the property deposited with the Company $400,000 to be used towards the AFE costs in the drilling of future oil and gas wells. At December 31, 2013, the Company owes $400,000 including $209,520 due to a member of the Board of Directors.

NOTE 5 - SIGNIFICANT ACQUISITIONS
---------------------------------

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling approximately 1955 gross acres in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells. The acquisition was accounted for using the acquisition method in accordance with guidance provided in ASC Topic 805.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values at June 30, 2013 and September 1, 2013, respectively:


                  Purchase price:

                  Oil and gas properties                $4,151,459

                  Liabilities assumed                   $  281,962
                                                        ----------

                  Total consideration                   $3,869,497
                                                        ==========
                                      F-12

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

Subsequent to the effective dates of June 30, 2013 and September 1, 2013, the Company reported in the Statement of Operations for the year ended December 31, 2013 revenues from oil and gas sales in the amount of $734,128 related to the Five Jab oil and gas properties.

NOTE 6 - DISCONTINUED OPERATIONS
--------------------------------

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County CO for $1,600,000 in cash and for the year ended December 31, 2013, the Company recorded a gain of $143,608 on the sale of the disposal group held for sale. The properties consisted solely of oil and gas properties that were acquired in 2012.

The financial results of the disposal group held for sale have been classified as discontinued operations in our statements of operations for all period presented. There were no operations for the year ended December 31, 2013. For the period of March 28, 2012 (inception) through December 31, 2012 the Company recognized revenues from oil and gas sales of $78,726 and operation expenses of $50,985 or operating income from discontinued operations of $27,741.

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
                                                     ====================

NOTE 7 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

The Property's asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for oil and gas wells that were acquired during the year ended December 31, 2013. The Company has determined there is no salvage value associated with the Property's tangible assets at the time the wells are retired. There were no wells retired during the year ended December 31, 2013 and the Property's asset retirement obligation at December 31, 2013 is $307,854.

NOTE 8 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At December 31, 2013 and 2012, the Company considered its business activities to constitute a single segment.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

NOTE 9 - JOINT VENTURE AGREEMENT
--------------------------------

At December 31, 2013 and 2012, the Company paid $163,456 and $134,000, respectively in costs to drill an oil and gas well in Archer County Texas as part of the JV Agreement entered into between the Company and HEDC. The Company will receive revenues and be responsible for 49% of the costs to drill and complete each well the Company elects to participate in on such leases that are part of the JV Agreement.

NOTE 10 - MANAGEMENT AGREEMENT
------------------------------

The Company is the manager of a tax partnership known as Three Forks No 1 LLC and as manager receives a fee in the amount of $16,000 per month. The Company owns no interest in the LLC but does own a 11% working interest in the Farmout property as more fully described in Note 1. For the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012, the Company reported management fee income in the amount of $160,000 and $0, respectively.

NOTE 11 - SECURED CONVERTIBLE PROMISSORY NOTES
----------------------------------------------

In September 2013, the Company commenced a private offering of $2,000,000 of Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% working interest in the Five Jab properties discussed in Note 1. These promissory notes are due in September 2014 including interest at the rate of 10% per annum on the unpaid balance and are convertible into shares of the Company's common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 promissory note. A director of the Company is a member of Tincup Oil and Gas, LLC. The offering was not fully subscribed for and therefore at December 31, 2013 the Company owes $1,475,000 plus accrued interest in the amount of $28,205.

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five Jab properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees. If payments are not made on the promissory notes at January 2, 2014, the Company is required to take immediate steps to liquidate the Five Jab properties and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. If payment is made at April 2, 2014, they will each receive a $15,000 payment of fees. On April 7, 2014, Mr. Pollard and the Company entered into an Extension and Waiver with the Company and extended the maturity date of the promissory note to May 2, 2014. If the property has not been liquidated at such date, Mr. Pollard will be assigned a 5.625% working interest in the Five Jab properties. On March 31, 2014, Mr. Ranew purchased a warrant in consideration for and cancellation of his $300,000 promissory note. At December 31, 2013, the Company owes $600,000 plus accrued interest in the amount of $22,808. See Note 16 - Subsequent Events.

For the year ended December 31, 2013, these promissory notes with their conversion right had an aggregate total intrinsic fair value of $390 and the Company did not record any expense for 2013 in the statement of operations since management considered such amount immaterial.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres known as the Five Jab properties including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana.

NOTE 12 - SHARE BASED COMPENSATION
----------------------------------

PRESIDENT AND CHIEF OPERATING OFFICER

The Company granted to its President and Chief Operating Officer effective March 5, 2013, cashless options to acquire up to 2,250,000 shares of the Company's common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options vest over a term of three years from the effective date of the grant. These options are not part of the Company's 2013 Stock Incentive Plan.

2013 STOCK INCENTIVE PLAN

Effective May 1, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors and shareholders. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2013, options in the amount of 2,300,000 and warrants in the amount of 275,000 were granted under the 2013 Stock Incentive Plan including options in the amount of 175,000 to officers and directors as well as cashless options to a Board member to acquire up to 100,000 shares of the Company's common stock at an option price of $.10 per share for a period of five years from the effective date of the grant. The cashless options were immediately vested upon the date of grant.

The following table summarizes information related to the outstanding and vested options at December 31, 2013:

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

                                                        Outstanding and
                                                        Vested Options
                                                         and Warrants
                                                     -----------------------
Number of shares
  Non-Qualified stock options                                     3,450,000
  2013 Stock Incentive Plan                                       2,575,000

Weighted average remaining contractual life
  Non-Qualified stock options                                          4.76
  2013 Stock Incentive Plan                                      4.21 years

Weighted average exercise price
  Non-Qualified stock options                                         $0.15
  2013 Stock Incentive Plan                                           $0.54

Number of shares vested
  Non-Qualified stock options                                       874,201
  2013 Stock Incentive Plan                                       1,522,810

Aggregate intrinsic value
  Non-Qualified stock options                                      $229,559
  2013 Stock Incentive Plan                                        $158,627

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding. For the year ended December 31, 2013, the Company granted options and warrants that had a total fair value of $388,186 and reported $50,596 of such value as compensation expense for 2013 in the statement of operations.

No options or warrants were exercised or expired during the year ended December 31, 2013. The Company did not realize any income tax expense related to the exercise of stock options for the year ended December 31, 2013.
The fair value of the options granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

         Volatility                         123.60%
         Expected Option Term               3-5 years
         Risk-free interest rate            11%-.17%%
         Expected dividend yield            0.00%

The expected term of the options granted was estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

NOTE 13 - STOCKHOLDERS' EQUITY
------------------------------

PREFERRED SHARES

The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At December 31, 2013 and 2012, the Company has no preferred shares issued and outstanding.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

COMMON SHARES

The Company is authorized to issue 100,000,000 shares of $0.001 voting common stock. At December 31, 2013 and 2012 there were a total of 11,681,477 and 10,799,339 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2013, as described in Note 2, the Company issued 200,000 shares of its common stock in exchange for services valued at $17,600. The Company also issued 270,000 shares of its common stock to a consultant for services valued at $23,760. In addition, and as part of a private placement, the Company issued 1,150,022 shares of its common stock for cash in the amount of $3,054,163 as more fully described in the financial statements..

During the period March 28, 2012 (inception) through December 31, 2012, as described in Note 1, the Company issued 700,000 shares of its common stock in exchange for oil and gas properties and, as described in Note 2, the Company issued 5,325,000 shares of its common stock to its officers and directors for services valued at $5,325. The Company also issued 195,000 and 260,000 shares of its common stock to consultants for services valued at $195 and $2,600 respectively and, in addition as part of a private placement, issued 4,319,339 shares of its common stock for cash in the amount of $1,833,620 as more fully described in the financial statements.

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

NOTE 14 - INCOME TAXES
----------------------

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $994,000 has been fully reserved at December 31, 2013.

At December 31, 2013, the Company has incurred net operating losses for income tax purposes of approximately $2,500,000.Such losses may be carried forward and are scheduled to expire in the year 2032, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The effective income tax rate at December 31, 2013 differs from the U.S Federal statutory income tax rate due to the following:

          Federal statutory income rate                        $   521,000
          State income tax, net of federal benefit                  70,000
          Permanent items                                           (1,000)
          Change in valuation allowance                           (590,000)
                                                                ------------
                                                               $         -
                                                                ============

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

The components of the deferred tax assets and liabilities at December 31, 2013 are as follows:

                  Long-term deferred tax assets:
                    Federal net operating loss                $   994,000

                  Long-term deferred tax liabilities:
                    Valuation allowance                          (994,000)
                                                              -------------

                  Net long-term deferred tax assets           $         -
                                                              =============

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $970,000 had been fully reserved at December 31, 2013.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASE

The Company leases office space in Broomfield Colorado under a non-cancelable operating lease that allows either party the option to terminate the lease. Rent expense for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012 was $75,020 and $46,254, respectively. The following table summarizes the future minimum payments under this non-cancelable lease at December 31, 2013:

                  2014              $   91,738
                  2015              $   54,416
                  2016              $        -
                  2017              $        -
                  2018              $        -
                                      --------
                                    $  146,154

CONSULTING AGREEMENTS

Effective November 1, 2013, the Company entered into a twelve month agreement with a consultant to perform services at the rate of $200,000 per year under certain terms and conditions that includes the granting of non-qualified stock options in exchange for cash of $50,000 to acquire up to 1,000,000 shares of the Company's common stock at an option price of $.010 per share over a five year period from the effective date of the grant. The options vest over a three year period from the effective date of the grant.

The Company entered into a four year agreement effective September 1, 2012 and amended March 1, 2013 with its interim Chief Executive Officer to perform services at the base rate of $180,000 per year under certain terms and conditions.

EMPLOYMENT AGREEMENTS

The Company entered into a two year employment agreement effective September 1, 2012 and amended in February 2013 with its Executive Vice President of Finance that includes compensation of a base salary of $192,000 per year under certain terms and conditions. This agreement was terminated in January 2014 for cause.

The Company entered into a three year employment agreement effective March 1, 2013 with its President and Chief Operating Officer that includes compensation of a base salary of $210,000 per year under certain terms and conditions including non-qualified stock options as described in Note 12.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

On March 31, 2014, holders of promissory notes, including a promissory note in the amount of $300,000 issued to Mr. Ranew, a board member, purchased 1,690,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,690,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,690,000 warrants to holders of the promissory notes in cancellation of $1,690,000 in debt.

The Company and Mr. Pollard agreed to extend the maturity date of his promissory note issued by the Company in the amount of $300,000 to May 2, 2014 and waive the provision that steps be taken to liquidate the Five Jab property at this time.

NOTE 17 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)
------------------------------------------------------------------

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

The area of the reservoir  considered as proved  includes all of the  following:
(a) the area identified by drilling and limited by fluid  contacts,  if any, and
(b) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

Reserves that can be produced economically through application of improved recovery techniques (including but not limited to, fluid injection) are included in the proved classification when both of the following occur: (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir of an analogous reservoir, or other evidence of reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and (b) the project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

Proved developed oil and gas reserves are proved reserves that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the costs of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserve estimate if the extraction is by means not involving a well.

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

"Prepared" reserves are those quantities of reserves which were prepared by an independent petroleum consultant. "Audited" reserves are those quantities of revenues which were estimated by the Company's employees and audited by an independent petroleum consultant. An audit is an examination of a company's proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been determined using methods and procedures widely accepted within the industry and in accordance with SEC rules.

Estimates of the Company's crude oil and natural gas reserves and present values at December 31, 2013 were prepared by Ralph E. Davis Associates, Inc., independent reserve engineers.

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

Estimated quantities of proved crude oil and natural gas reserves at December 31, 2013 and 2012 and changes in the reserves during the periods are shown below (in thousands). These reserve estimates have been prepared in compliance with Securities and Exchange Commission regulations using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month for each month.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

                                                         Oil            Natural Gas           Total
                                                       (MBbls)             (MMcf)           (Mboe) (1)
                                                   -----------------  ----------------  -----------------

Estimated proved reserves at March 28, 2012                       -                 -                  -
   Purchase of proved reserves                                    -                 -                  -
                                                   -----------------  ----------------  -----------------

Estimated proved reserves at December 31, 2012                    -                 -                  -
   Purchase of proved reserves                                  355                20                357
   Extensions and discoveries                                   133               335                190
   Production                                                    (7)               (1)                (7)
                                                   -----------------  ----------------  -----------------

Estimated proved reserves at December 31, 2013                  481               354                540
                                                   =================  ================  =================

Proved developed reserves:
   December 31, 2012                                              -                 -                  -
   December 31, 2013                                            437               187                468

Proved undeveloped reserves:
   December 31, 2012                                              -                 -                  -
   December 31, 2013                                             44               167                 72

Base pricing, after adjustments for contractual
   differentials:                                    $/BBL WTI SPOT   $/MCF HHUB SPOT
   December 31, 2013                                        $103.99             $3.73
-------------------------

[1] Mboe is based on a ratio of 6 Mcf to 1 barrel.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. The price used to estimate the reserves is held constant over the life of the reserve. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

The discounted future net cash flows related to proved oil and gas reserves at December 31, 2013 and 2012 (in thousands):

                                               December 31,
                                                   2013             2012
                                            -----------------  ---------------
Future cash inflows                         $         51,313   $            -
Less future costs:
   Production                                         16,548                -
   Development [1]                                     3,142                -
   Income taxes                                       10,752                -
                                            -----------------  ---------------
Future net cash flows                                 20,871                -
                 10% discount factor                  (8,161)               -
                                            -----------------  ---------------
Standardized measure  of discounted
   future net cash flows                    $         12,710   $            -
                                            =================  ===============

Estimated future development costs          $          3,142   $            -
                                            =================  ===============
------------------
[1] Includes cost to P&A proved properties.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2013 AND
       THE PERIOD OF MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012


CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the year ended December 31, 2013 and the period March 28, 2012 (inception) through December 31, 2012 (in thousands):

                                                           For the Period
                                                           March 28, 2012
                              For the Year Ended          (inception) through
                               December 31, 2013           Decmeber 31, 2012
                           --------------------------   -----------------------
Beginning of the period    $                       -    $                    -
Purchase of proved
 reserves                                      8,189                         -
Changes in prices                                958                         -
Extension and discoveries                      3,948
Sales of oil and natural
 gas produced during
 the period, net of
 production costs                               (385)                        -
                           --------------------------   -----------------------

End of period              $                  12,710    $                    -
                           ==========================   =======================

                                 FIVE JAB, INC.

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FIVE JAB, INC.:

We have audited the accompanying balance sheets of Five Jab, Inc. ("the Company") as of December 31, 2013 and 2012, and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Five Jab, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.


/s/ B F Borgers CPA PC

B F BORGERS CPA PC
Denver, CO
April 14, 2014

                                                         5 JAB INC
                                                      BALANCE SHEETS




                                                                                December 31,
                                                                                    2013                      2012
                                                                             ------------------      ---------------------
                                                          ASSETS
Current Assets                                                               $               -       $                  -
                                                                             ------------------      ---------------------

Property and equipment:
    Oil and gas properties, successful efforts method of accounting:
      Proved                                                                                 -                  1,616,030
                                                                             ------------------      ---------------------
                                Total property and equipment                                 -                  1,616,030
    Less accumulated depreciation, depletion and amortization                                -                     73,265
                                                                             ------------------      ---------------------
                                 Net property and equipment                                  -                  1,542,765
                                                                             ------------------      ---------------------

                                        Total assets                         $               -       $          1,542,765
                                                                             ==================      =====================

                                                  LIABILITIES AND CAPITAL
Current liabilities                                                          $               -       $                  -

Long-term liabilities
    Asset retirement obligations                                                             -                    275,085
                                                                             ------------------      ---------------------

                                     Total liabilities                                       -                    275,085

Commitments and contingencies                                                                -                          -

Capital                                                                                      -                  1,267,680
                                                                             ------------------      ---------------------

                               Total liabilities and capital                 $               -       $          1,542,765
                                                                             ==================      =====================





See accompanying notes are an integral part of these financial statements.

                                                    5 JAB INC
                                             STATEMENTS OF OPERATIONS






                                                                          For the Years Ended December 31,
                                                                            2013                     2012
                                                                    --------------------     --------------------
Revenue:
  Oil and gas sales                                                 $         1,664,076      $        1,279,105
                                                                    --------------------     --------------------
                   Total revenues                                             1,664,076                1,279,105
                                                                    --------------------     --------------------

Operating expenses:
  Lease operating expense                                                       540,171                  544,285
  Production taxes                                                               80,602                   65,442
  General and administrative expense                                             84,938                   62,625
  Depreciation, depletion and amortization                                       81,080                   66,614
                                                                    --------------------     --------------------
              Total operating expenses                                          786,791                  738,966
                                                                    --------------------     --------------------

Gain on sale of oil and gas properties                                        2,277,453                        -
                                                                    --------------------     --------------------

Income (loss) from operations                                                 3,154,738                  540,139

Income taxes                                                                          -                        -
                                                                    --------------------     --------------------

Net income                                                          $         3,154,738      $           540,139
                                                                    ====================     ====================


See accompanying notes are an integral part of these financial statements.

                                                 5 JAB INC
                                           STATEMENT OF CAPITAL




                                                                 ACCUMULATED                TOTAL
                                                                  (DEFICIT)             STOCKHOLDERS'
                                             CAPITAL                INCOME                  EQUITY
                                         -----------------    -------------------    ---------------------
BALANCES, January 1, 2012                $        761,703     $           (5,796)    $            755,907
   Distributions to owners                              -                (28,366)                 (28,366)
   Net income for the period                            -                540,139                  540,139
                                         -----------------    -------------------    ---------------------
BALANCES, DECEMBER 31, 2012                       761,703                505,977                1,267,680
   Distributions to owners                       (761,703)            (3,660,715)              (4,422,418)
   Net income for the period                            -              3,154,738                3,154,738
                                         -----------------    -------------------    ---------------------
BALANCES, DECEMBER 31, 2013              $              -     $                -     $                  -
                                         =================    ===================    =====================



The accompanying notes are an integral part of these financial statements.

                                                    5 JAB INC
                                             STATEMENTS OF CASH FLOWS






                                                                      For the Years Ended December 31,
                                                                        2013                       2012
                                                              -------------------------     --------------------
OPERATING ACTIVITIES
   Net income attributable to owners                          $              3,154,738      $           540,139
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                                   81,080                   66,614
     Gain on sale of oil and gas properties                                 (2,277,453)                       -
     Changes in:
       Accrued liabilities                                                    (275,085)                 245,790
                                                              -------------------------     --------------------

Net cash provided by operating activities                                      683,280                  852,543
                                                              -------------------------     --------------------

INVESTING ACTIVITIES
   Costs expended in developing oil and gas properties                        (103,005)                (824,177)
   Proceeds from sale of oil and gas properties                              3,842,143                        -
                                                              -------------------------     --------------------

Net cash provided (used in) by investing activities                          3,739,138                 (824,177)
                                                              -------------------------     --------------------

FINANCING ACTIVITIES
   Contribution of capital from owners                                               -                        -
   Distributions to owners                                                  (4,422,418)                 (28,366)
                                                              -------------------------     --------------------

Net cash (used in) by financing activities                                  (4,422,418)                 (28,366)
                                                              -------------------------     --------------------

NET CHANGE IN CASH                                                                   -                        -

CASH, Beginning                                                                      -                        -
                                                              -------------------------     --------------------

CASH, Ending                                                  $                      -      $                 -
                                                              =========================     ====================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                              $                      -      $                 -
                                                              =========================     ====================
   Income taxes paid                                          $                      -      $                 -
                                                              =========================     ====================

The accompanying notes are an integral part of these financial statements.

                                   5 JAB INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

NATURE OF OPERATIONS AND ORGANIZATION

Five Jab Inc., an operator of oil and gas properties, and a number of other owners own 75% of the working interest in certain leases located in the states of Texas and Louisiana (the "Business" or Five Jab Inc."). These leases are proved leaseholds only and include 11 producing crude oil wells and one well that also produced natural gas (the "Properties"). In addition, all of the wells were purchased by the Business and therefore there are no drilling costs incurred by the Business

The Business sold 100% of its 75% working interest in the Properties to Three Forks Inc. effective June 30, 2013 (37.5% WI) and effective September 1, 2013 (37.5% WI) for $3,842,143 in cash plus the assumption of certain liabilities in the amount of $281,962.

BASIS OF PRESENTATION

These financial statements represent the historical costs of the Business based upon generally accepted accounting principles for the periods presented.

INCOME TAXES

The Business is taxed as a disregarded entity for income tax purposes and as such each of the owners report separately their pro rata share of income, deductions and losses. Therefore, no provision for income taxes is made in the accompanying financial statements.

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

REVENUE RECOGNITION

Revenues are recognized on production as it is taken and delivered to the purchasers.

PROPERTY AND EQUIPMENT

The Business accounts for its crude oil and natural gas exploration and development activities under the successful efforts method of accounting. However, the accompanying financial statements are prepared using the full cost method of accounting and the Company intends to continue using the full cost method of accounting for the Properties. The Company has determined there is no material difference between the full cost method of accounting and the successful efforts method of accounting as it relates to the Properties as the Business acquired the Properties when they were considered proved and the Business incurred only completion and workover costs after the Business acquired the Properties. Under the full cost method all productive and nonproductive

                                   5 JAB INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting.

Depletion and amortization of capitalized acquisition, exploration and development costs are computed on the units-of-production method by property on the basis of the total estimated units of proved reserves as the related proved reserves are produced. The long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charged is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized at December 31, 2013 and 2012.

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method of accounting over the assets' estimated useful lives of seven years.

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the years ended December 31, 2013 and 2012 were $81,080 and $66,614, respectively.

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

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 18, 2013, the date the financial statements were available to be issued, and has concluded no events need to be reported.

NOTE 2 - SALE OF OIL AND GAS PROPERTIES
---------------------------------------

The Business sold 100% of its 75% working interest in the Properties to Three Forks Inc. effective June 30, 2013 (37.5% WI) and September 1, 2013 (37.5% WI) for $3,842,143 in cash plus the assumption of liabilities in the amount of $281,962 and recognized in accordance with ASC Topic 360 a gain on the sale in the amount of $2,277,453 as reported in the statement of operations for the year ended December 31, 2013.

                                   5 JAB INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 3 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

The Property's asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for the oil and gas wells. The Company has determined there is no salvage value associated with the Property's tangible assets at the time the wells are retired. The following is a reconciliation of the Property's asset retirement obligations for the years ended December 31, 2013 and 2012.

                                            For the Years Ended December 31,
                                             2013                    2012
                                    ---------------------    -------------------
Beginning of period                 $        275,085         $         29,295
Obligations incurred
 (from new wells)                                  -                  245,790
Change in estimate                             6,877                        -
Sale of proved reserves                     (281,962)                       -
                                    ---------------------    -------------------

End of period                                      -                  275,085

Less: current retirement obligation                -                        -
                                    ---------------------    -------------------

Long-term retirement obligation     $              -         $        275,085
                                    =====================    ===================

NOTE 4 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At December 31, 2013 and 2012, the Company considered its business activities to constitute a single segment.

NOTE 5 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)
-----------------------------------------------------------------

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

The area of the reservoir  considered as proved  includes all of the  following:
(a) the area identified by drilling and limited by fluid  contacts,  if any, and
(b) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

                                   5 JAB INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Reserves that can be produced economically through application of improved recovery techniques (including but not limited to, fluid injection) are included in the proved classification when both of the following occur: (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir of an analogous reservoir, or other evidence of reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and (b) the project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved developed oil and gas reserves are proved reserves that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the costs of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserve estimate if the extraction is by means not involving a well.

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

"Prepared" reserves are those quantities of reserves which were prepared by an independent petroleum consultant. "Audited" reserves are those quantities of revenues which were estimated by the Company's employees and audited by an independent petroleum consultant. An audit is an examination of a company's proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been determined using methods and procedures widely accepted within the industry and in accordance with SEC rules.

Estimates of the Properties crude oil and natural gas reserves and present values at December 31, 2012 prepared by Ralph E. Davis Associates, Inc., independent reserve engineers,

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

Estimated quantities of proved crude oil and natural gas reserves at December 31, 2013 and 2012 and changes in the reserves during the periods are shown below (in thousands). These reserve estimates have been prepared in compliance with Securities and Exchange Commission regulations using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month for each month.

                                   5 JAB INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

                                                              Oil               Natural Gas               Total
                                                            (MBbls)                (MMcf)               (Mboe) (1)
                                                        -----------------     -----------------      -----------------
Estimated proved reserves at January 1, 2011                           -                     -                      -
   Purchase of proved reserves                                       384                    25                    388
   Production                                                         (1)                   (2)                    (1)
                                                        -----------------     -----------------      -----------------
Estimated proved reserves at December 31, 2011                       383                    23     -              387
   Production                                                        (13)                   (1)                   (13)
                                                        -----------------     -----------------      -----------------

Estimated proved reserves at December 31, 2012                       370                    22                    374
   Sale of properties [2]                                           (355)                  (20)                  (357)
   Production                                                        (15)                   (2)                   (17)
                                                        -----------------     -----------------      -----------------

Estimated proved reserves at December 31, 2013:                        -                     -                      -
                                                        =================     =================      =================

Proved developed reserves:
   December 31, 2011                                                 383                    23                    387
   December 31, 2012                                                 370                    22                    374
   December 31, 2013                                                   -                     -                      -

Proved undeveloped reserves:
   December 31, 2011                                                   -                     -                      -
   December 31, 2012                                                   -                     -                      -
   December 31, 2013                                                   -                     -                      -

Base pricing, after adjustments for contractual
   differentials:                                          $/BBL WTI SPOT     $/MCF HHUB SPOT
   December 31, 2011                                              $99.99                 $3.56
   December 31, 2012                                             $105.69                 $3.77
   December 31, 2013 [3]                                               -                     -

--------------------------------

[1]  Mboe is based on a ratio of 6 Mcf to 1 barrel.
[2] Effective June 30, 2013, 37.5% WI and effective September 1, 2013, 37.5% WI in proved properties was sold to Three Forks Inc.
[3] Five Jab Inc has no oil and gas properties or produciton as of December 31, 2013.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. The price used to estimate the reserves is held constant over the life of the reserve. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

                                   5 JAB INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

The discounted future net cash flows related to proved oil and gas reserves at December 31, 2013 and 2012 (in thousands):

                                            For the Years Ended December 31,
                                               2013                  2012
                                        ------------------      ----------------
Future cash inflows                     $               -       $        39,729
Less future costs:
   Production                                           -                14,827
   Development [1]                                      -                 1,335
   Income taxes                                         -                 8,013
                                        ------------------      ----------------
Future net cash flows                                   -                15,554
                 10% discount factor                    -                (6,322)
                                        ------------------      ----------------
Standardized measure  of discounted
   future net cash flows                $               -       $         9,232
                                        ==================      ================

Estimated future development costs      $               -       $         1,335
                                        ==================      ================
---------------------------
[1] Includes cost to P&A proved properties.

CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31, 2013 and 2012 (in thousands):

                                     For the Years Ended December 31,
                                     2013                        2012
                              ---------------------    ----------------------
Beginning of the period       $              9,232     $               7,518
Purchase of proved
 reserves                                        -                         -
Sale of proved reserves [1]                 (8,189)                        -
Changes in prices                                -                     2,383
Changes in estimated
 future development costs                        -                         -
Sales of oil and natural
 gas produced during
 the period, net of
 production costs                           (1,043)                     (669)
                              ---------------------    ----------------------

End of period                 $                  -     $               9,232
                              =====================    ======================
-------------------------
[1] Sale of proved reserves to Three Forks Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and President, Mr. Nichols and Mr. Pollard, respective, (the Company does not have a CFO and Mr. Nichols currently serves as the principal accounting officer) carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Nichols and Pollard have concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and President, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of Mr. Nichols, our Chief Executive Officer and our Principal Accounting Officer and Mr. Pollard our President and Chief Operating Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Three Forks, Inc., directors or executive officers, including their ages as of December 31, 2013.

Name                Age   Position
------------------  ----- ------------------------------------------------------
W. Edward Nichols   71    Chief Executive Officer, Chairman of the Board
                          and Secretary**

Charles Pollard     55    President & Chief Operating Officer of Three Forks,
                          Inc., and Chief Executive Officer of TFI Operating
                          Company, Inc. and Director

Donald Walford      68    Former Director and Former Executive Vice President **

William F. Young    65    Director

Lester Ranew        53    Director

Paul Dragul         80    Director
------------------

** On October 7, 2013, Mr. Hattenbach, our Chief Financial Officer, resigned his position. On October 22, 2013, Mr. Walford our Chief Executive Officer was appointed the Executive Vice President of Finance and Mr. Nichols our Chairman of the Board was appointed the Chief Executive Officer. On January 28, 2014, Mr. Walford resigned as the Executive Vice President of Finance. He resigned as a director of the Company's Board of Directors effective February 27, 2014.

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of the directors and Officers of Three Forks, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

W. EDWARD NICHOLS, CHIEF EXECUTIVE OFFICER SINCE OCTOBER 22, 2013, CHAIRMAN OF THE BOARD SINCE MARCH 2012 AND SECRETARY SINCE INCEPTION.

Mr. Nichols is currently a practicing attorney with Nichols & Nichols in Denver, Colorado. He is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United States. He is also Managing Director of Nichols & Company, a management consulting firm he founded on May 25, 2000 and through the firm has worked as a private investment banker and consultant with venture capital companies in the U.S. and Europe. Mr.

Nichols grew up in the oil patch and has owned and operated gas processing plants in Kansas and Wyoming. He has also co-owned and operated oil drilling, production and gas gathering companies in Kansas. From 2010 to March 2012, Mr. Nichols was a director of Gulfstar Energy Corporation (fka Bedrock Energy Corporation), a publicly registered company.

Mr. Nichols holds a BBA from Washburn University and in 1971 received a JD from Washburn University School of Law in Topeka, Kansas.

Mr. Nichols, as a founder of the Company, brings to the board of directors not only his experience in the venture capital arena, but also provides the board with his corporate legal experience.

CHARLES POLLARD, PRESIDENT & CHIEF OPERATING OFFICER AND DIRECTOR SINCE MARCH 1, 2013 AND CEO OF TFI OPERATING COMPANY, INC., A SUBSIDIARY OF THREE FORKS, INC.

Charles Pollard has 32 years of experience in the energy industry, including senior positions with MAK J Energy as President/COO (2009-2013), Petro-Canada Resources as Sr. VP of Engineering /Operations (2004-2008), Flatiron Petroleum as COO (2003-2004), and Ensign Oil & Gas as VP Engineering/Operations from
(2001-2003). Mr. Pollard was President & CEO Redstone Resources Inc. (2000-2001). Prior to that he worked two years for Ocean Energy and 17 years for Occidental Petroleum.

Mr. Pollard has been Chief Executive Officer of TFI Operating Company, Inc., our wholly-owned subsidiary since March 2013.

Mr. Pollard has been the recipient of numerous industry awards and is the author of a variety of technical papers and publications.

Mr. Pollard received his B.S. in Petroleum Engineering from Mississippi State University Magna Cum Laude in 1981 and is a graduate of the Executive Management program of UCLA (1997). He also is a Registered Professional Engineer in the states of Texas and Wyoming.

Mr. Pollard was appointed to the Board of Director due to his technical expertise in the oil and gas industry.

WILLIAM F. YOUNG, DIRECTOR

Mr. Young has over 30 years of experience in the oil and gas industry. He is currently President of Georgia Energy in Griffin, Georgia. Georgia Energy markets various gas and oil products, including propane and other gas products for residential use, as well as fuel operated generators. Mr. Young has also served as President of Eastside Petroleum from 1991 to date. Eastside Petroleum is a fuel distributor dealing in light and heavy oils and lubricants primarily for use in aviation. Mr. Young has also worked in management of oil and gas distribution with Phillips 66. He is a veteran of the U.S. Navy where he served in Naval Aviation, serving from 1968 through 1974.

Mr. Young was appointed to the Board of Directors due to his technical expertise in the oil and gas industry.

LESTER RANEW, DIRECTOR

Lester Ranew is the founder, owner and president of Ranew's, a major precision fabrication and industrial coatings company located in Milner, Georgia. Mr. Ranew founded the Company in 1981 as small paint and motor vehicle body shop. Since that time, Ranew's has grown to include three manufacturing divisions serving small and large transportation and heavy equipment companies both domestically and abroad.

Mr. Ranew was appointed to the Board of Director due to his experience in not only management but also for his experience in the oil and gas equipment.

PAUL DRAGUL, DIRECTOR

Dr. Dragul is a Board Certified otolaryngologist specializing in head and neck surgery. He received his medical degree from the University of Cincinnati College of Medicine in 1960 and completed his residency at the University of Colorado Medical Center in 1967. He also earned a Bachelor of Science, Pharmacy degree from the University of Cincinnati in 1956, where he was student body president. Dr. Dragul is a member of the American Academy of Otolaryngology/Head and Neck Surgery and several other medical societies.

Dr. Dragul was appointed to the Board of Directors due to his operational and managerial experiences.

No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

                                  KEY EMPLOYEES

CHRISTIANA (JANA) ORLANDINI, CHIEF GEOLOGIST SINCE MAY 2013

Ms. Orlandini has previous experience with Exploration and Production majors including, Marathon and Chevron. She has worked projects in the Williston Basin, Greater Green River Basin, DJ Basin, San Juan, Piceance, Uintah, Gulf Coast and lately, the Permian Basin.

Ms. Orlandini has supervised the geological aspects of many drilling programs, including vertical "stack and frac" and multi-lateral horizontal programs, in both conventional and unconventional targets.

She received a B.S. in Geology from Texas A&M University in 1982.

LARRY G. SESSIONS, DRILLING/OPERATIONS MANAGER SINCE JUNE 2013

Mr. Sessions has 49 years of oil and gas experience in domestic and international drilling and production operations. He began his career in 1964 with Shell Oil Company in New Orleans as an assistant engineering trainee. Over the next 25 years, he worked in various roles of increasing responsibility for Shell Oil including international assignments in the Middle East, S. E. Asia, the North Sea and Russia. Following his career with Shell, Larry was an independent drilling and operations consultant before joining J. M. Huber Company in 2000 as Sr. Operations Manager. More recently, Larry has held positions of Operations Manager with Petro-Canada Resources USA and Drilling Manager with MAK-J Energy.

Mr. Sessions attended Louisiana State University in the early 1960's.

                          FORMER OFFICERS AND DIRECTORS

DONALD WALFORD, FORMER EXECUTIVE VICE PRESIDENT OF FINANCE AND FORMER DIRECTOR SINCE 2012

Mr. Walford served as the Company's Chief Executive Officer from the inception of the Company through October 22, 2013. He served as the Company's Executive Vice President from October 22, 2013 through January 28, 2014. He has resigned as a director of the Company effective February 27, 2014.

Mr. Walford has served as a Director and Broker from 1990 to date of Colorado Landmark Reality. He has served as the Chairman and Vice President of Eveia Medical from 2007 through 2010.

Mr. Walford was licensed as a principal, NASD Series 7, commodities broker and all other principal securities licenses including an Allied Member of the New York Stock Exchange, from 1967 through 1992.

Mr. Walford's career has included consulting work for the United States Attorney and with three Federal Court jurisdictions as an expert in securities matters. Mr. Walford has had a diverse experience in corporate operations in industries such as agri-business, medical equipment, electronics, engineering, consumer manufacturing, construction and development, and oil and gas.

Mr. Walford received his B.A. Liberal Arts with a concentration in Fine Arts in 1967 from Harpur College, State University of New York (kna Binghamton University.)

Mr. Walford, as a founder of the Company, was appointed to the Board of Directors, not only for his management skills, but also his experience in private offerings and the public arena.

TODD B. HATTENBACH, CHIEF FINANCIAL OFFICER FROM JULY 1, 2013 THROUGH OCTOBER 7, 2013

Mr. Hattenbach is a financial professional with over 19 years of experience of which 17 years have been in energy. He has a broad background covering mergers & acquisitions, divestitures, capital markets, investment banking, investor relations, modeling and forecasting, financial planning, and more. Mr. Hattenbach has been instrumental in structuring over $1 billion in public and private equity placements and debt facilities during his career. As an independent consultant with his company, Capital Risk Consulting, his clients ranged from small private companies to large public companies. He provided expertise in the areas of acquisitions, mergers, divestitures as well as having been part of the management team that took a company public in a $200 million IPO on the New York Stock Exchange and serving as their investor relations director. In addition to consulting Todd served as Vice President of Finance for SFC Energy Partners, a $1 billion oil and gas private equity firm, where he was responsible for modeling, forecasting, and originating investments ranging from $35 million to over $100 million. Prior positions include Assistant Vice President at CoBank, ACB where he was an underwriter for purchased paper transactions focused on power plants and natural gas pipelines. Mr. Hattenbach started his energy career with Enron Corp in various groups focused on power plant and pipeline development as well as oil and gas mezzanine finance.

Mr. Hattenbach has a B.S. in Business Administration from Trinity University and a M.A. in International Studies from the University of Denver.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

The following persons failed to file forms during the past two fiscal years as required under Section
16(a) as follows:  None

CONFLICTS OF INTEREST

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. .

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Certain of our officers and directors may be directors and/or principal stockholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, our officers and directors may in the future participate in business ventures, which could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Our Board of Directors has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if we and other companies with which our officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 2013.

Our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by our officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to us and our other stockholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of us and our other stockholders, rather than their own personal pecuniary benefit.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of our board of directors.

The board of directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the board of directors was neither independently made nor negotiated at arm's length.

         EXECUTIVE COMMITTEE

The members of the Board of Directors serve as our executive committee.

         AUDIT COMMITTEE

The members of the Board of Directors serve as our audit committee and as such our audit committee is not considered to have independent members or to be independent.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

Mr. Nichols, the Chairman of our Board has been involved in prior "shell" companies - Gulfstar Energy Corporation and General Environmental Corporation. No other members of our management have been involved in private "blank-check" or "shell" companies.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

-    Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

- Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information concerning compensation of the President and our most highly compensated executive officers for the fiscal year ended December 31, 2013 and for the period of March 28, 2012 (Inception) through December 31, 2012 the ("Named Executive Officers"):

                                       SUMMARY EXECUTIVES COMPENSATION TABLE
                                                     IN DOLLARS

-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                            Contract           Stock    Option      plan      compensation    All other
Name & Position             Payments   Bonus   awards   awards   compensation   earnings     compensation  Total
                     Year      ($)      ($)      ($)    ($)          ($)           ($)           ($)        ($)
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
W. Edward Nichols,   2013    170,000   25,000     0       26          0             0             0       $195,026
CEO, Secretary,
Chairman (1)         2012    104,892     0      2,000      0          0             0             0       $106,892
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
Charles Pollard,     2013    174,719     0        0     27,267                                    0       $201,896
Pres. & COO (2)      2012       0        0        0        0          0             0             0          $0
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
Todd B.              2013    50,000      0        0       162         0             0             0       $ 50,162
Hattenbach, Former
CFO (3)              2012       0        0        0        0          0             0             0          $0
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
Donald Walford,      2013    192,000   10,000     0        0          0             0             0       $202,000
Former Exec VP of
Finance (4)          2012    135,000   76,000   2,000      0          0             0             0       $213,000
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------

(1) Mr. Nichols was appointed the Chief Executive Officer on October 22, 2013. Mr. Nichols, in connection with his services as an officer, director and founder was issued 2,000,000 shares of common stock, such shares were valued at $2,000 or $0.001 per share. Mr. Nichols was also granted an option for 50,000 shares on December 15, 2013 that has a value of $26 using the Black-Scholes method.
(2) Mr. Pollard became an Officer in March 1, 2013. As part of Mr. Pollard's employment he was granted options for 2,300,000 shares. The options have a value of $27,267 using the Black-Scholes method.
(3)  Mr.  Hattenbach  served as an Officer from July 1, 2013 through  October 7,
     2013.
(4) Mr. Walford served as the Chief Executive Officer of the Company from its inception to October 22, 2013, at that time he was appointed the Executive Vice President of Finance. He served as the Executive Vice President from October 22, 2013 through January 28, 2014. Mr. Walford in connection with his services as an officer, director and founder was issued 2,000,000 shares of common stock, such shares were valued at $2,000 or $0.001 per share. Mr. Walford resigned as a Director on February 27, 2014.

EMPLOYMENT AGREEMENTS

We have employment/consultant agreements as of December 31, 2013, with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

        NAME                 POSITION               ANNUAL COMPENSATION
--------------------  -------------------------    ---------------------
W. Edward Nichols     CEO, Chairman & Secretary          $180,000 (1)

Charles Pollard       President & COO                    $210,000 (2)
--------------------
(1) Pursuant to a Consulting Agreement, effective September 1, 2012, Mr. Nichols receives a Base Fee of $120,000 per year for the first six months and which increased to $180,000 on the first day of March 2013. In addition to the Base Fee, Mr. Nichols is paid a monthly car allowance of $600. Mr. Nichols shall be paid an annual bonus of one half of one percent of the net asset increases over the prior year. The basis of the calculation shall be the net assets as listed in our financials and shall be paid every six months within 30 days after the accounting for the applicable period has been completed. The original term of the Consulting Agreement was extended through September 2016. On October 22, 2013, Mr. Nichols was appointed the Chief Executive Officer of the Company and no changes have been made to the Consulting Agreement as a result of the change of position.

Upon thirty (30) days written notice, the employment may be terminated without further liability on the part of the Company. Cause is considered to be (i) Conviction of a felony, a crime or moral turpitude or commission of an act of embezzlement or fraud against the Company or affiliate thereof: (ii) deliberate dishonesty of resulting in damages to the Company or affiliate thereof; and
(iii) dereliction of duty, misfeasance or malfeasance. If there is a termination for cause the benefits of any bonus for the period preceding termination would be forfeit.

The Company may terminate the agreement at will upon 60 days written notice. In the Company decides to terminate it would be required to repurchase 50% of Mr. Nichol's shares up to 1,000,000 shares at a price equal to 90% of the average trading prices over the 60 days preceding the notice of termination. The Company would have to pay 50% of the repurchase within price within 30 days of termination and the balance within 60 additional days.

(2) Effective March 1, 2013, we entered into an Executive Employment Agreement with Charles Pollard to become our Chief Operating Officer and Director and the CEO of TFI Operating. Pursuant to the Agreement, Mr. Pollard will receive a base salary of $210,000 per year. The base salary shall thereafter be reassessed annually by the Board of Directors based upon the performance of Mr. Pollard. In addition, Mr. Pollard: i) shall be eligible to receive up to 500,000 shares of our common stock based upon his performance as to the production and reserve growth of us and mutually agreed upon between himself and the Board of Directors; and ii) he shall be entitled to participate in all benefit programs established by us. This Agreement may be terminated by either party without cause upon thirty days written notice. Also as part of this Agreement and subsequently amended in June 2013, Mr. Pollard was granted non-qualified stock options to purchase 2,250,000 shares of our common stock at $0.10 per share. The stock options will have a cashless exercise option and a tag along sales option for Mr. Pollard should the CEO or other members of the Board of Directors elect to sell the shares of common stock prior to a public stock offering. See the table below for a description of the vesting provisions and term of the stock options.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

There are employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person's responsibilities following such a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our board of directors in our entirety acts as the compensation committee for Three Forks, Inc.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

During the year ended December 31, 2013, our officers and directors were granted options for 2,350,000.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2013 (the "Named Executive Officers"):

------------ ---------------------------------------------------------- -----------------------------------------
                                   OPTION AWARDS                                      STOCK AWARDS
------------ ---------------------------------------------------------- -----------------------------------------
                                                                                             Equity     Equity
                                                                                            incentive  incentive
                                                                                              plan       plan
                                                                                             awards:    awards:
                                                                                    Market    Number    Market
                                                                                    value       of        or
                                         Equity                                      of      unearned   payout
                                        incentive                                   shares    shares,  value of
                                          plan                            Number     of        units   unearned
                                         awards:                            of      units       or      shares,
              Number of                  Number of                        shares      of       other   units or
             securities    Number of    securities                       or units   stock     rights    others
             underlying   securities   underlying                        of stock    that      that      rights
             unexercised  underlying   unexercised    Option               that      have      have       that
              options     unexercised    unearned   exercise   Option    have not    not       not      have not
                (#)       options (#)     options     price  expiration   vested    vested    vested     vested
   Name      exercisable unexercisable     (#)         ($)      date        (#)       ($)       (#)        ($)
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------
W. Edward      50,000        -0-           -0-       $1.00   12/15/16      -0-      $ -0-      -0-        -0-
Nichols,
CEO
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------
Charles      2,250,000       -0-           -0-       $0.10    3/5/18    1,631,507  $221,885    -0-        -0-
Pollard,
President
and COO         50,000       -0-           -0-       $1.00   12/15/16      -0-       $-0-      -0-        -0-
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended December 31, 2013:

------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
                                                                           NON-QUALIFIED
                      FEES EARNED                          NON-EQUITY        DEFERRED
                      OR PAID IN    STOCK     OPTION     INCENTIVE PLAN    COMPENSATION       ALL OTHER
    NAME      YEAR       CASH        AWARDS   AWARDS    COMPENSATION ($)     EARNINGS        COMPENSATION      TOTAL
                          ($)         ($)       ($)                             ($)              ($)            ($)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
W. Edward     2013       $-0-         $-0-      $-0-          $-0-             $-0-              $-0-          $-0-
Nichols(1)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Charles       2013       $-0-         $-0-      $-0-          $-0-             $-0-              $-0-          $-0-
Pollard(2)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
William F.    2013       $-0-         $-0-      $13           $-0-             $-0-              $-0-          $13
Young(3)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Lester        2013       $-0-         $-0-      $13           $-0-             $-0-              $-0-          $13
Ranew(3)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Paul Dragul   2013       $-0-         $-0-      $13           $-0-             $-0-              $-0-          $13
(3)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Donald        2013       $-0-         $-0-      $-0-          $-0-             $-0-              $-0-          $-0-
Walford (4)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------

(1) Mr. Nichols receives a salary pursuant to an agreement with the Company for his services to the Company. As discussed in the Executive Compensation table. During the year ended December 31, 2013, Mr. Nichols received total compensation of $195,026, including an option exercisable for 50,000 shares of the Company's common stock.
(2) Mr. Pollard receives a salary pursuant to an agreement with the Company for his services as an officer of the Company. During the year ended December 31, 2013, Mr. Pollard received total compensation of $201,896, including options exercisable for 2,300,000 shares of the Company's common stock.
(3) During the year ended December 31, 2013, Messrs. Young, Ranew and Dragul were each issued an option exercisable for 25,000 shares for their services. The options were valued using Black-Scholes at $13 each.
(4) Mr. Walford receives a salary pursuant to an employment agreement with the Company for his services as an officer of the Company. On February 27, 2014, he resigned as a Director.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Directors receive no compensation for serving.

LIMITATION ON LIABILITY AND INDEMNIFICATION

We are a Colorado corporation. The Colorado Revised Statutes (CRS) provides that the articles of incorporation of a Colorado corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company' or our stockholders for monetary damages to the fullest extent provided by the CRS.

The CRS provides that a Colorado corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. Our articles of incorporation do not contain any such limitation.

The CRS provides that a Colorado corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The CRS, unless otherwise provided in the articles of incorporation, a Colorado corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Colorado law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

                      EQUITY COMPENSATION PLAN INFORMATION

KEY EMPLOYEES STOCK COMPENSATION PLAN

Effective May 1, 2013, our Stock Option and Award Plan (the "Stock Incentive Plan") was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. As of December 31, 2013, we have granted non-qualified stock options to purchase 2,300,000 shares of our common stock under the Plan.

WARRANTS

Effective May 30, 2013 and as part of a consulting agreement and as part of the above Stock Incentive Plan, the Company issued a warrant to a consultant in exchange for cash in the amount of $27.50. The warrant entitles the consultant to purchase over a five year period at a price of $3.00 per share up to 275,000 shares of the Company's common stock. The warrant has a cashless exercise option.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------
The following table sets forth information with respect to the beneficial ownership of Three Forks, Inc. outstanding common stock by:

o each person who is known by Three Forks to be the beneficial owner of five percent (5%) or more of Three Forks' common stock;

o Three Forks' chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Three Forks, Inc. common stock that Three Forks, Inc. believes was beneficially owned by each person or entity as of December 31, 2013, including options exercisable within 60 days.

                             OFFICERS AND DIRECTORS


                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT OF
TITLE OF CLASS           NAME OF BENEFICIAL OWNER (1)               OWNER           CLASS (2)
----------------- ------------------------------------------- ------------------- ---------------
Common shares     W. Edward Nichols, Chief Executive
                  Officer, Chairman of the Board &                2,000,000           17.12%
                  Secretary(3)

Common shares     Charles Pollard, President, Chief
                  Operating Officer & CEO of TFI Operating               -0-           -0-%
                  Company, Inc. & Director (4)

Common shares     William Young, Director (5)                       400,000            3.42%

Common shares     Lester Ranew, Director (6)                         66,667            0.57%

Common shares     Paul Dragul, Director (7)                         162,000            1.38%

Common shares     Donald Walford, Former Director (8)             2,000,000           17.12%
----------------- ------------------------------------------- ------------------- ---------------
Common shares     All Directors and Executive Officers as a       2,628,667           22.50%
                  Group (5 persons)
-----------------                                             ------------------- ---------------

(1) The address of each person listed below, unless otherwise indicated, is c/o Three Forks, Inc., 555 Eldorado Blvd., #100, Broomfield, Colorado 80021.
(2) Based upon 11,681,477 shares issued and outstanding on December 31, 2013. Options and Warrants exercisable for 6,025,000 shares of common stock are not included in this number as they are not considered to be exercisable in the next 60 days.
(3) Mr. Nichols holds an option exercisable for 50,0000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share.
(4) Mr. Pollard holds an option exercisable for 2,250,000 shares of our common stock. The option has a term of 3 years and an exercise price of $0.10 per share. The option does provide for a cashless exercise. Mr. Pollard also holds an option exercisable for 50,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share. Mr. Pollard holds a Secured Convertible Promissory Note for $300,000 convertible into shares of our common stock at $3.60 per share.
(5) Mr. Young holds an option exercisable for 100,000 shares of our common stock. The option has a term of 3 years and an exercise price of $0.10 per share. The option does provide for a cashless exercise. Mr. Young also holds an option exercisable for 25,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share. Mr. Young is to receive 4,395 shares of our common stock, which are currently held in escrow on behalf of the Gulfstar shareholders.
(6) Mr. Ranew holds an option exercisable for 25,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share. Mr. Ranew is to receive 6,037 shares of our common stock which are currently held in escrow on behalf of the Gulfstar shareholders. Mr. Ranew holds a Secured Convertible Promissory Note for $300,000, convertible into shares of our common stock at $3.60 per share. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000. Tincup Oil and Gas, LLC of which Mr. Ranew is a member, holds a Secured Convertible Promissory Note for $250,000, convertible into shares of our common stock at $3.60 per share.
(7) Mr. Dragul holds 137,000 shares of common stock directly and 25,000 shares indirectly through NTC & Co for the benefit of Paul Dragul. In addition, Mr. Dragul holds an option exercisable for 25,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share.
(8) Mr. Walford resigned as an Officer of the Company on January 28, 2014 and as a Director on February 27, 2014.


                          GREATER THAN 5% STOCKHOLDERS


                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT OF
TITLE OF CLASS           NAME OF BENEFICIAL OWNER                 OWNER             CLASS (1)
----------------- ------------------------------------------- ------------------- ---------------
----------------- ------------------------------------------- ------------------- ---------------
Common shares     Shareholders of Gulfstar Energy Corp.(2)         700,000            5.99%
-----------------

(1) Based upon 11,681,477 shares issued and outstanding on December 31, 2013. Options and Warrants exercisable for 6,025,000 shares of common stock are not included in this number as they are not considered to be exercisable in the next 60 days.

(2) Gulfstar Energy agreed to sell certain mineral interest to the Company for cash and stock in September 2012. The transaction closed and 700,000 shares of the Company are held by the shareholders of Gulfstar. Gulfstar is in a voluntary liquidation. We have agreed to include the 700,000 shares in a registration statement on Form S-1 to register the shares for distribution to the Gulfstar shareholders for re-sale by these shareholders. The timing of such registration has not been established at the time of this filing.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being "in the money" within the next sixty days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

EMPLOYMENT AGREEMENTS

We have employment agreements as of December 31, 2013, with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

     NAME                      POSITION                   ANNUAL COMPENSATION
--------------------   -------------------------------   ---------------------
Donald Walford         Former Executive Vice President
                       of Finance                             $192,000 (1)

Charles Pollard        President & COO                        $210,000 (2)

W. Edward Nichols      CEO, Chairman
                       and Secretary                          $180,000 (3)
--------------------

(1) Pursuant to an employment agreement effective September 1, 2012 and amended in February 2013, Mr. Walford receives a base salary of $192,000 per year. In addition to the base salary, Mr. Walford shall be paid a monthly car allowance of $600. In February 2013, the term of the agreement was extended through September 2016. On October 22, 2013, Mr. Walford was appointed the Executive Vice President of Finance and no changes were made to his employment agreement as a result of the change of position. On January 28, 2014, Mr. Walford was given 30-day notice of his termination for cause. Mr. Walford disputed that his removal as an officer of the Company was "for cause" as defined in the Employment Agreement. The Company and Mr. Walford reached a settlement of Mr. Walford's Employment Agreement in March 2014 where Mr. Walford and the Company agree that Mr. Walford shall be deemed to have resigned as an officer, as of January 28, 2014, and he has resigned as a director of the Company effective February 27, 2014.

(2) Effective March 1, 2013, we entered into an Executive Employment Agreement with Charles Pollard to become our Chief Operating Officer and Director and the CEO of TFI Operating. Pursuant to the Agreement, Mr. Pollard will receive a base salary of $210,000 per year. The base salary shall thereafter be reassessed annually by the Board of Directors based upon the performance of Mr. Pollard. In addition, Mr. Pollard: i) shall be eligible to receive up to 500,000 shares of our common stock based upon his performance as to the production and reserve growth of us and mutually agreed upon between himself and the Board of Directors; and ii) he shall be entitled to participate in all benefit programs established by us. This Agreement may be terminated by either party without cause upon thirty days written notice. Also as part of this Agreement and subsequently amended in June 2013, Mr. Pollard was granted non-qualified stock options to purchase 2,250,000 shares of our common stock at $0.10 per share. The stock options will have a cashless exercise option and a tag along sales option for Mr. Pollard should the CEO or other members of the Board of Directors elect to sell the shares of common stock prior to a public stock offering. See the table below for a description of the vesting provisions and term of the stock options.

(3) Pursuant to a Consulting Agreement, effective September 1, 2012, Mr. Nichols receives a Base Fee of $120,000 per year for the first six months and which increased to $180,000on the first day of March 2013. In addition to the Base Fee, Mr. Nichols is paid a monthly car allowance of $600. Mr. Nichols shall be paid an annual bonus of one half of one percent of the net asset increases over the prior year. The basis of the calculation shall be the net assets as listed in our financials and shall be paid every six months within 30 days after the accounting for the applicable period has been completed. The original term of the Consulting Agreement was extended through September 2016. On October 22, 2013, Mr. Nichols was appointed the Chief Executive Officer of the Company no changes have been made to the Consulting Agreement as a result of the change of position.

STOCK ISSUANCES

During the period of March 28, 2012 (inception) through December 31, 2012, the following officers and directors of the Company were issued stock as listed below:
                                        NUMBER OF                     REASON FOR
      NAME              POSITION          SHARES      TYPE OF EQUITY    ISSUANCE
------------------ ------------------- ------------ ---------------- -----------
Donald Walford     Former Director &    2,000,000    Common Shares    Services
                   Former Exec VP of
                   Finance

W. Edward Nichols  CEO, Chairman &      2,000,000    Common Shares    Services
                   Secretary

William Young      Director               400,000    Common Shares    Services

Paul Dragul        Director               112,000    Common Shares      Cash
------------------

During the year ended December 31, 2013, the following officers and directors of the Company were issued stock and granted options as listed below:

                                      NUMBER OF                     REASON FOR
      NAME              POSITION        SHARES      TYPE OF EQUITY    ISSUANCE
------------------ ----------------- ------------ ---------------- -----------
W. Edward Nichols  CEO, Chairman &       50,000       Option         Services
                   Secretary

Charles Pollard    President & COO    2,300,000       Options        Services

William Young      Director              25,000       Option         Services

Paul Dragul        Director              25,000       Option         Services

                                         50,000    Common Shares   Cash Services
Lester Ranew       Director              72,704    Common Shares       Cash
                                        200,000       Option           Cash
                                         25,000       Option         Services
-----------------------

THREE FORKS NO. 1 LLC

On December 31, 2012, we entered into a Farmout Agreement where we had a 100% working interest in 320 gross and 290 net acres of mineral interests located in Archer County Texas subject to the Farmout. In consideration of Three Forks No. 1 undertaking and paying it's pro rata portion of the costs associated with the drilling and completion of 9 wells in Archer county Texas on the Farmout property, we assigned 87% of the working interest in the Farmout to the LLC. Likewise, on January 1, 2013, we assigned 1% of the WI to each Messrs. Young and Nichols, officers and directors of the Company, (a total of 2% of the WI) in the Farmout. These WIs' were assigned the proportional cash payment of 2% of the project costs.

Mr. Lester Ranew, a director of the Company, purchase 6 Units in the Three Forks No. 1, representing 5.41% equity interest in Three Forks No. 1.

ACCRUED LIABILITIES  - RELATED PARTY

During the year ended December 31, 2013, the Company was advanced funds from Mr. Ranew, who is also a member of Tin Cup LLC and at December 31, 2013 the Company owes $209,520. In addition, during the year 2013, the Company was advanced funds from Three Forks No 1 LLC and at December 31, 2013 owes $2,685.

At December 31, 2012, we owed an affiliate of one of our former officer and director a total of $15,000 in fees for services rendered.

SHARES FOR SERVICES

During the year ended December 31, 2013, Mr. Dragul and Mr. Panigrahi a member of the Board of Directors and a former member, respectively were issued 25,000 and 175,000 shares of our common stock in exchange for services in the amount of $17,600 or at a fair value of $0.088 per share.

In March 2012, the Company issued 5,325,000 shares of its common stock to its members of the Board of Directors and officers in exchange for services in the amount of $5,325 or at a fair value of $0.001 per share.

SECURED CONVERTIBLE PROMISSORY NOTES

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,390,000 warrants to holders of the promissory notes in cancellation of $1,390,000 in debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000.

DIRECTOR INDEPENDENCE

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Messrs. and Dragul. Young is "independent" as such term is used under the rules and regulations of the Securities and Exchange Commission. Mr. Nichols, as Chief Executive Officer and Chief Financial Officer of the Company, Mr. Pollard as President and Chief Operating Officer and Mr. Ranew as a shareholder and a Secured Debt holder, are not considered to be "independent."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL.

B F Borgers CPA PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining B F Borgers CPA PC independence.

The following table represents aggregate fees billed to the Company for the year ended December 31, 2013 and for the period from March 28, 2012 (inception) through December 31, 2012 by B F Borgers CPA PC


                                2013                    2012
                         --------------------      ---------------
Audit Fees               $            39,593       $       32,403

Audit-related Fees       $             2,700       $            0

Tax Fees                 $                 0       $            0

All Other Fees
                         $             5,400       $            0
                         --------------------      ---------------
Total Fees               $            47,693       $       32,403

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(A)      FINANCIAL STATEMENTS

The following is a complete list of the financial statements filed as a part of this Report under Item 8.

     o Audited financial statements of Three Forks, Inc. as of and for the year ended December 31, 2013 and as of and for the period from March 28, 2012 (inception) through December 31, 2012 (pages F-1 through F-22)

     o Audited financial statements of Five Jab, Inc. for the years ended December 31, 2013 and 2012 (pages F-23 through F-34)

-------------- ------------------------------------------------------------------------ ----------------------
(B)            EXHIBITS
-------------- ------------------------------------------------------------------------ ----------------------
 EXHIBIT NO.                                 DESCRIPTION
-------------- ------------------------------------------------------------------------ ----------------------
3(i).1         Articles of Incorporation of Three Forks, Inc. - 3/28/12                 (1)
-------------- ------------------------------------------------------------------------ ----------------------
3(i).2         Articles of Organization of Three Forks No. 1, LLC - 11/8/2012           (1)
-------------- ------------------------------------------------------------------------ ----------------------
3(i).3         Articles of Incorporation of Three Forks Operating Company, Inc. -       (1)
               1/2/13
-------------- ------------------------------------------------------------------------ ----------------------
3(i).4         Articles of Amendment - Name Change to TFI Operating Company, Inc. -     (1)
               2/8/13
-------------- ------------------------------------------------------------------------ ----------------------
3(i).5         Articles of Organization of Three Forks LLC No. 2 - 12/4/13              (2)
-------------- ------------------------------------------------------------------------ ----------------------
3(ii).1        Bylaws of Three Forks, Inc.                                              (1)
-------------- ------------------------------------------------------------------------ ----------------------
3(ii).2        Bylaws of TFI Operating Company (fka Three Forks Operating Company,      (1)
               Inc.)
-------------- ------------------------------------------------------------------------ ----------------------
10.1           Employment Agreement, Donald Walford                                     (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.2           Amendment to Employment Agreement, Donald Walford                        (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.3           Consulting Agreement with W. Edward Nichols                              (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.4           Amendment to Consulting Agreement with W. Edward Nichols                 (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.5           Employment Agreement, Charles Pollard                                    (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.6           Operating Agreement of Three Forks No. 1, LLC                            (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.7           Amendment to Operating Agreement of Three Forks No. 1, LLC               (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.8           Certificate of Designation of Class A Convertible Preferred Stock        (1)
-------------- ------------------------------------------------------------------------ ----------------------


10.9           Stock Option Plan                                                        (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.10          Farmout Agreement                                                        (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.11          Purchase & Sale Agreement, Three Forks, Inc. & TFI No. 1, LLC 12/31/12   (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.12          Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three         (2)
               Forks, Inc. 2/27/13
-------------- ------------------------------------------------------------------------ ----------------------
10.13          Blue Quail, Ltd. Participation Agreement 4/8/13                          (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.14          1st Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc. 4/30/13
-------------- ------------------------------------------------------------------------ ----------------------
10.15          2nd Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc.
-------------- ------------------------------------------------------------------------ ----------------------
10.16          3rd Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc.
-------------- ------------------------------------------------------------------------ ----------------------
10.17          4th Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc.
-------------- ------------------------------------------------------------------------ ----------------------
10.18          Form of Convertible Promissory Note & Mortgage, Security and Pledge      (1)
               Agreement
-------------- ------------------------------------------------------------------------ ----------------------
10.19          Operating Agreement of Three Forks No. 2, LLC                            (2)
-------------- ------------------------------------------------------------------------ ----------------------
31.1           Certification of Chief Executive Officer and Principal Accounting        Filed Herewith
               Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
-------------- ------------------------------------------------------------------------ ----------------------
32.1           Certification of Chief Executive Officer and Principal Accounting        Filed Herewith
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
-------------- ------------------------------------------------------------------------ ----------------------
99.1           Archer County, Texas Map Graphic                                         Filed Herewith
-------------- ------------------------------------------------------------------------ ----------------------
99.2           Blue Quail Pink Prospect Map Graphic                                     Filed Herewith
-------------- ------------------------------------------------------------------------ ----------------------
99.3           Blue Quail Sportsman's Lake Map Graphic                                  Filed Herewith
-------------- ------------------------------------------------------------------------ ----------------------
99.4           Five Jabs Texas and Louisiana Map Grapic                                 Filed Herewith
-------------- ------------------------------------------------------------------------ ----------------------
101.INS        XBRL Instance Document                                                   Filed Herewith (3)
-------------- ------------------------------------------------------------------------ ----------------------
101.SCH        XBRL Taxonomy Extension Schema Document                                  Filed Herewith (3)
-------------- ------------------------------------------------------------------------ ----------------------
101.CAL        XBRL Taxonomy Extension Calculation Linkbase Document                    Filed Herewith (3)
-------------- ------------------------------------------------------------------------ ----------------------
101.DEF        XBRL Taxonomy Extension Definition Linkbase Document                     Filed Herewith (3)
-------------- ------------------------------------------------------------------------ ----------------------
101.LAB        XBRL Taxonomy Extension Label Linkbase Document                          Filed Herewith (3)
-------------- ------------------------------------------------------------------------ ----------------------
101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document                   Filed Herewith (3)
-------------- ------------------------------------------------------------------------ ----------------------

(1) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (WWW.SEC.GOV), filed October 29, 2013.

(2) Incorporated by reference from the exhibits included in the Company's Form 10/A No. 2 filed with the Securities and Exchange Commission (WWW.SEC.GOV), filed January 31, 2014.

(3) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Three Forks, Inc.
              -----------------------------------------------------

Dated: April 15, 2014
                                By:  /s/ W. Edward Nichols
                                     -------------------------------------------
                                     W. Edward Nichols, Chief Executive Officer
                                     and Chairman (Principal Executive &
                                     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014
                                Three Forks, Inc.
                  --------------------------------------------


                         /s/ W. Edward Nichols
                         -------------------------------------------------------
                         W. Edward Nichols, Chairman of the Board of Directors

                         /s/ Charles Pollard
                         -------------------------------------------------------
                         Charles Pollard, Director

                         /s/ William F. Young
                         -------------------------------------------------------
                         William F. Young, Director

                         /s/ Lester Ranew
                         -------------------------------------------------------
                         Lester Ranew, Director

                         /s/ Paul Dragul
                         -------------------------------------------------------
                         Paul Dragul, Director