Form 10-Q
period 2014-03-31
THREE FORKS, INC.
filed 2014-05-19
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2014

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-55033

                                THREE FORKS, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                        45-4915308
-----------------------------                   -------------------------------
  (State of Incorporation)                          (IRS Employer ID Number)

            555 ELDORADO BLVD., SUITE 100, BROOMFIELD, COLORADO 80021
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 404-2160
      -------------------------------------------------------------------
                         (Registrant's Telephone number)


      -------------------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

As of May 9, 2014, there were 11,534,011 shares of the registrant's common stock issued and outstanding.

                                EXPLANATORY NOTE

Five JAB, Inc.'s oil and gas operations prior to the effective dates of the Company acquiring Five JAB, Inc. are considered to be the oil and gas operations of the Company's predecessor and, therefore, have been reported separately in this Form 10-Q.

PART I - FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements                                                3

FINANCIAL STATEMENTS THREE FORKS, INC. (UNAUDITED)

         Balance Sheets - March 31, 2014 and December 31, 2013 (Audited)     4

         Statements of Operations  -
                  Three Months ended March 31, 2014 and 2013                 5

         Statements of Changes in Shareholders' Equity -
                   For the Three Months ended March 31, 2014                 6

         Statements of Cash Flows -
                  Three Months ended March 31, 2014 and 2013                 7

         Notes to the Financial Statements                                   8

FINANCIAL STATEMENTS FIVE JAB, INC. (THE PREDECESSOR) (UNAUDITED)

         Balance Sheets - March 31, 2014 and December 31, 2013 (Audited)     21

         Statement of Operations -
                  Three Months ended March 31, 2014 and 2013                 22

         Statement of Changes in Capital -
                  For the Three Months ended March 31, 2014                  23

         Statements of Cash Flows -
                  Three Months ended March 31, 2014 and 2013                 24

         Notes to Financial Statements                                       25

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          34
                  - Not Applicable

Item 4. Controls and Procedures                                              34

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                   36

Item 1A.  Risk Factors -  Not Applicable                                     36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         36

Item 3.  Defaults Upon Senior Securities - Not Applicable                    36

Item 4.  Mine Safety Disclosure - Not Applicable                             36

Item 5.  Other Information - Not Applicable                                  37

Item 6.  Exhibits                                                            37

SIGNATURES                                                                   38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                THREE FORKS, INC.
                                                  BALANCE SHEETS

                                                                        March 31, 2014        December 31, 2013
                                                                         (Unaudited)              (Audited)
                                                                    ---------------------   ---------------------
ASSETS
   CURRENT ASSETS
Cash and cash equivalents                                           $             74,275    $            121,174
Accounts receivable trade, net                                                   267,655                 276,570
Note receivable other                                                            100,000                 100,000
Prepaid and other current assets                                                  16,554                  20,442
                                                                    ---------------------   ---------------------
   TOTAL CURRENT ASSETS                                                          458,484                 518,186
                                                                    ---------------------   ---------------------

Disposal group held for sale of discontinued operations                                -                       -
                                                                    ---------------------   ---------------------

   PROPERTY AND EQUIPMENT
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                      214,584                 214,584
   Proved                                                                      5,812,630               5,614,987
Other                                                                             33,953                  25,554
                                                                    ---------------------   ---------------------
   TOTAL PROPERTY AND EQUIPMENT                                                6,061,167               5,855,125
Less accumulated depreciation, depletion and amortization                       (121,297)                (65,038)
                                                                    ---------------------   ---------------------
   Net property and equipment                                                  5,939,870               5,790,087
                                                                    ---------------------   ---------------------

   Long-term assets
Other long-term assets                                                            61,330                  61,330
                                                                    ---------------------   ---------------------
   TOTAL LONG-TERM ASSETS                                                         61,330                  61,330
                                                                    ---------------------   ---------------------

   TOTAL ASSETS                                                     $          6,459,684    $          6,369,603
                                                                    =====================   =====================


   CURRENT LIABILITIES
Current maturities of convertible notes                             $             85,000    $          1,475,000
Current maturities of notes                                                       10,547                  24,500
Accounts payable trade                                                           708,415                 425,133
Loan payable, accruals and repurchase obligation                                 339,217                 192,517
Notes payable, advances and  loans, related party                                683,282                 812,205
                                                                    ---------------------   ---------------------
   Total current liabilities                                                   1,826,461               2,929,355
                                                                    ---------------------   ---------------------

   Long-term liabilities
Asset retirement obligations                                                     307,854                 307,854
                                                                    ---------------------   ---------------------
   Total long-term liabilities                                                   307,854                 307,854
                                                                    ---------------------   ---------------------


   Total liabilities                                                           2,134,315               3,237,209
                                                                    ---------------------   ---------------------

Commitments and Contingencies                                                          -                       -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                    -                       -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,506,677 and 11,681,477 shares issued and outstanding at
   March 31, 2014 and December 31, 2013, respectively                             11,506                  11,681
Additional paid in capital                                                     7,547,805               5,629,205
Accumulated deficit                                                           (3,233,942)             (2,508,492)
                                                                    ---------------------   ---------------------
   Total stockholders' equity                                                  4,325,369               3,132,394
                                                                    ---------------------   ---------------------

   Total liabilities and stockholders' equity                       $          6,459,684    $          6,369,603
                                                                    =====================   =====================


The accompanying notes are an integral part of these financial statements.

                                        THREE FORKS, INC.
                                    STATEMENTS OF OPERATIONS



                                                     For the Three Months ended March 31,
                                                        2014                       2013
                                                    (Unaudited)                (Unaudited)
                                                ---------------------      ---------------------
Revenue:
   Oil and gas sales                            $            444,458       $                  -
   Management fees                                            47,000                          -
                                                ---------------------      ---------------------
                  Total revenues                             491,458                          -
                                                ---------------------      ---------------------

Operating expenses:
   Lease operating expenses                                  494,077                          -
   Production taxes                                           19,508                          -
   Depreciation, depletion and amortization                   56,259                        832
   General and administrative expenses                       606,717                    525,629
                                                ---------------------      ---------------------
             Total operating expenses                      1,176,561                    526,461
                                                ---------------------      ---------------------

Loss from operations                                        (685,103)                  (526,461)
                                                ---------------------      ---------------------

Other income (expense):
   Other Income                                                    -                     22,000
   Interest income                                               986                        986
   Interest expense                                          (41,333)                         -
                                                ---------------------      ---------------------
           Total other income (expense)                      (40,347)                    22,986
                                                ---------------------      ---------------------

Loss from continuing operations
   before income taxes                                      (725,450)                  (503,475)

Income taxes                                                       -                          -
                                                ---------------------      ---------------------

Net loss from continuing operations                         (725,450)                  (503,475)
                                                ---------------------      ---------------------

Discontinued operations
   Gain on disposal of property                                    -                    143,608
                                                ---------------------      ---------------------
         Income from discontinued operations                       -                    143,608
                                                ---------------------      ---------------------

Net loss                                        $           (725,450)      $           (359,867)
                                                =====================      =====================

Net loss from continuing operations             $              (0.06)      $              (0.05)
                                                =====================      =====================

Net income from discontinued operations
   Basic and diluted                            $                  -       $               0.01
                                                =====================      =====================

Net loss per common share
   Basic and diluted                            $              (0.06)      $              (0.03)
                                                =====================      =====================

Weighted average number of common shares
   Basic and diluted                                      11,653,255                 11,033,387
                                                =====================      =====================

The accompanying notes are an integral part of these financial statements.


                                                          THREE FORKS, INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                COMMON
                                              PREFERRED SHARES               SHARES $.001   ADDITIONAL                     TOTAL
                                                NO PAR VALUE                   PAR VALUE     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                              SHARES   AMOUNT      SHARES       AMOUNT       CAPITAL      (DEFICIT)        EQUITY
                                             -------- --------  ------------ ------------- ------------ ------------- --------------
BALANCES, December 31, 2013 (Audited)              -  $     -    11,681,477   $    11,681  $ 5,629,205  $ (2,508,492) $   3,132,394
 Sale of shares for cash at $3.00 per share        -        -        25,200            25       75,575             -         75,600
 Sale of options for cash                          -        -             -             -      250,000             -        250,000
 Sale of warrants in exchange for debt             -        -             -             -    1,690,000             -      1,690,000
 Repurchase of shares                              -        -      (200,000)         (200)    (142,300)            -       (142,500)
 Contribution of assets                            -        -             -             -       24,639             -         24,639
 Stock based compensation                          -        -             -             -       20,686             -         20,686
 Net (loss) for the period                         -        -             -             -            -      (725,450)      (725,450)
                                             -------- --------  ------------  ------------ ------------ ------------- --------------
BALANCES, MARCH 31, 2014 (UNAUDITED)               -  $     -    11,506,677   $    11,506  $ 7,547,805  $ (3,233,942) $   4,325,369
                                             ======== ========  ============  ============ ============ ============= ==============































The accompanying notes are an integral part of these financial statements.

                                            THREE FORKS, INC.
                                         STATEMENTS OF CASH FLOWS

                                                                For the Three Months ended March 31,
                                                                     2014                   2013
                                                                 (Unaudited)             (Unaudited)
                                                              -------------------    --------------------
OPERATING ACTIVITIES
   Net (loss) from continuing operations attributable to
     common stockholders                                      $         (725,450)    $          (503,475)
   Income from discontinued operations                                         -                 143,608
   Adjustments to reconcile net (loss) to net cash
    flows (used in) operating activities:
      Depreciation, depletion and amortization                            56,259                     832
      Gain on settlement of claims                                             -                 (22,000)
      Gain on sale of disposal group held for sale                             -                (143,608)
      Shares issued for services                                               -                  15,400
      Stock based compensation                                            20,686                   2,967
   Changes in operating assets and liabilities:
       Accounts receivable trade                                           8,915                   8,550
       Prepaid and other current assets                                    3,888                  17,284
       Accounts payable trade                                            283,282                 122,255
       Accrued and deposits payable                                        4,200                 218,636
       Accrued liabilities, related party                                171,077                 165,768
                                                              -------------------    --------------------

Net cash provided by (used in) operating activities                     (177,143)                 26,217
                                                              -------------------    --------------------

INVESTING ACTIVITIES
   Additions to property and equipment                                  (206,042)                (50,588)
   Proceeds from sale of disposal group held for sale                          -               1,600,000
                                                              -------------------    --------------------

Net cash provided by (used in) investing activities                     (206,042)              1,549,412
                                                              -------------------    --------------------

FINANCING ACTIVITIES
   Sale of common shares                                                  75,600                 989,400
   Sale of options                                                       250,000                       -
   Contribution of assets                                                 24,639                       -
   Funds used to repurchase common shares                                      -                (815,000)
   Repayment of short term debt                                          (13,953)                 (3,001)
                                                              -------------------    --------------------

Net cash provided by financing activities                                336,286                 171,399
                                                              -------------------    --------------------

NET CHANGE IN CASH                                                       (46,899)              1,747,028

CASH, Beginning                                                          121,174                 492,729
                                                              -------------------    --------------------

CASH, Ending                                                  $           74,275     $         2,239,757
                                                              ===================    ====================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Debt owed in retirement of 375,000 shares of stock         $                -     $           160,000
                                                              ===================    ====================
   Sale of warrants in exchange for debt                      $        1,690,000     $                 -
                                                              ===================    ====================
   Repurchase of common stock                                 $          142,500     $                 -
                                                              ===================    ====================
   Interest paid                                              $                -     $                 -
                                                              ===================    ====================
   Income taxes paid                                          $                -     $                 -
                                                              ===================    ====================

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

On September 7, 2012, the Company acquired working interests between 10.12% and 10.50% in five (5) producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld county Colorado valued at $1,477,990 as well as a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan county Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company's common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, the Company was required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three year period from the date of the acquisition and this escrow account at March 31, 2014 and December 31, 2013 has a balance of $55,163 and $55,163 respectively. Effective January 1, 2013, the Company sold its entire interest in these oil and gas properties located in Weld county Colorado for $1,600,000 in cash. See Note 4 - Disposal Group Held for Sale.

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

Three Forks LLC No. 2 ("Three Forks No. 2") was organized in the State of Colorado on December 4, 2013. The Company is the manager of the Three Forks No. 2 and the Company does not hold an equity interest in Three Forks No. 2. Three Forks No. 2 has been organized to fund and develop the proposed drilling of additional wells in Colorado, Oklahoma and Texas.

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling approximately 1955 gross acres known as the Five JAB, Inc. properties in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells

The Company's acquisition of the 75% of working interest in the oil and gas properties was accounted for as an acquisition for accounting purposes.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at March 31, 2014 and December 31, 2013.

OIL AND GAS ACTIVITIES

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $5,812,630 and $5,614,987 included in the amortization base at March 31, 2014 and December 31, 2013, respectively and the Company did not expense any capitalized costs for the three months ended March 31, 2014 and 2013, respectively.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At March 31, 2014 and December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

PROPERTY AND EQUIPMENT

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the three months ended March 31, 2014 and 2013, respectively.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three months ended March 31, 2014 and 2013 is $56,259 and $832, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the three months ended March 31, 2014 and 2013, respectively that would be indicative of possible impairment.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $1,714,920 has been fully reserved at March 31, 2014. At March 31, 2014, the Company has incurred net operating losses for income tax purposes of approximately $4,400,000. Such losses may be carried forward and are scheduled to expire in the year 2033, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2014, there were no uncertain tax positions that required accrual.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding including the effect of the Company's potentially dilutive securities. The
Company's potentially dilutive securities consist of options, warrants and convertible promissory notes to purchase the Company's common stock. Potentially dilutive securities are not included in the weighted average calculation for net loss per common share since their effect would be anti-dilutive due to the net loss. The treasury method is used by the Company to measure the dilutive effect of stock options, warrants and convertible promissory notes. Since the option price is significantly greater than the current value of the Company's common stock, management has determined the effective exercise of the dilutive securities would have no effect on the weighted-average number of common shares outstanding for the periods presented. Therefore, the basic and diluted weighted average number of common shares outstanding for net income from continuing operations is the same for the periods presented. For the three months ended March 31, 2014 and 2013, the Company had outstanding 8,077,435 and 2,250,000, respectively of potentially dilutive options, warrants and convertible promissory notes.

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

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the financial statements based on their fair values.

GOING CONCERN AND MANAGEMENTS' PLANS

As shown in the accompanying financial statements for the period ended March 31, 2014, the Company has reported an accumulated deficit of $3,233,942. At March 31, 2014, the Company has current assets of $458,484, including cash and cash equivalents of $74,275 and current liabilities of $1,826,461. The Company does recognize revenues from the properties it acquired in 2013 and continues to develop these properties to improve production.

To the extent the Company's operations are not sufficient to fund the Company's capital and current growth requirements the Company will attempt to raise capital through the sale of additional shares of stock. At the present time, the Company cannot provide assurance that it will be able to raise funds through the further issuance of equity in the Company. See Note 14 - Subsequent Events.

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

OFF-BALANCE SHEET ARRANGEMENTS

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on March 28, 2012 through March 31, 2014, the Company has not been involved in any unconsolidated SPE transactions.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

ADVANCES AND LOANS PAYABLE - RELATED PARTY

During the three months ended March 31, 2014, the Company was advanced funds from affiliates in the amount of $171,077 and at March 31, 2014 owes these affiliates $383,282.

SHARES FOR SERVICES

During the three months ended March 31, 2013, a former member and a current member of the Board of Directors were issued 200,000 shares of the Company's common stock in exchange for services in the amount of $17,600 or at a fair value of $0.088 per share.

CONSULTING SERVICES

During the three months ended March 31, 2014 and 2013, the Company paid an officer and director $47,000 and $35,000, respectively in fees as part of consulting arrangement approved by the Board of Directors.

During the three months ended March 31, 2013, the Company paid an affiliate of one of its directors $55,000 in fees as part of a consulting agreement approved by the Board of Directors.

LIMITED LIABILITY COMPANIES

The Company is the manager of Three Forks No. 1, LLC, a Colorado limited liability company. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization" and Note 9 - Management Agreement.

The Company is the manager of the Three Forks No. 2 and the Company does not hold an equity interest in Three Forks No. 2. Three Forks No. 2 has been organized to fund and develop the proposed drilling of additional wells in Archer County, Texas. At March 31 2014, Three Forks No. 2 has yet to commence operations. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization."

Certain officers and members of the Board of Directors of the Company are members of Tin Cup Oil and Gas LLC, a Colorado limited liability company and on March 31 2014, Tincup Oil and Gas LLC purchased 190,000 two year warrants in consideration for and cancellation of $190,000 in debt. See Note 10 - Secured Convertible Promissory Notes.

NOTE 3 - NOTE RECEIVABLE
------------------------

In May 2012, the Company loaned Holms Energy Development Corp ("HEDC") $100,000 which is evidenced by an unsecured promissory note dated May 30, 2012 whereby the unpaid principal amount of the promissory note is due and payable on Demand at any time on or after March 15, 2013 including any and all unpaid and accrued interest at the rate of four percent (4%) per annum of the outstanding principal. HEDC may offset the principal amount of the promissory note with any amounts due from the Company pursuant to the certain Joint Venture Cooperation and Profit Allocation Agreement between the Company and HEDC dated May 1, 2012 ("JV Agreement") as per Note 8. At March 31, 2014 and December 31 2013, the Company is owed $100,000 plus accrued interest in the amount of $7,342 and $6,356, respectively.

NOTE 4 - DISPOSAL GROUP HELD FOR SALE
-------------------------------------

The Company, as part of an agreement dated September 7, 2012, acquired certain oil and gas mineral interest, including five (5) producing wells, located in Weld county Colorado. The Company determined that these mineral interests were considered a Disposal Group Held for Sale as set forth in Topic 205 of the ASC and therefore, the Company at December 31, 2012 recorded the property as a separate asset in the amount of $1,472,521 [net of $5,658 in amortization] on the balance sheet. Effective January 1, 2013, the Company sold these properties for $1,600,000 in cash and recorded in the statement of operations for the three months ended March 31, 2013 a gain on the sale of assets in the amount of $143,608 under discontinued operations.

In addition and as part of the sale, the purchasers of the property deposited with the Company $400,000 to be used towards the AFE costs in the drilling of future oil and gas wells. At March 31, 2014 and December 31, 2013, the Company owes $400,000 including $209,520 due to a member of the Board of Directors.

NOTE 5 - DISCONTINUED OPERATIONS
--------------------------------

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County CO for $1,600,000 in cash and for the three months ended March 31, 2013, the Company recorded a gain of $143,608 on the sale of the disposal group held for sale. The properties consisted solely of oil and gas properties that were acquired in 2012.

The financial results of the disposal group held for sale have been classified as discontinued operations in our statements of operations for all period presented. There were no operations for the three months ended March 31, 2014.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

The Property's asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for oil and gas wells that were acquired during the year ended December 31, 2013. The Company has determined there is no salvage value associated with the Property's tangible assets at the time the wells are retired. There were no wells retired during the three months ended March 31, 2014 and the Property's asset retirement obligation at March 31, 2014 is $307,854.

NOTE 7 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At March 31, 2014, the Company considered its business activities to constitute a single segment.

NOTE 8 - JOINT VENTURE AGREEMENT
--------------------------------

Through March 31, 2014, the Company has paid a total of $163,456 in costs to drill an oil and gas well in Archer County Texas as part of the JV Agreement entered into between the Company and Holms Energy Development Corp. The Company will receive revenues and be responsible for 49% of the costs to drill and complete each well the Company elects to participate in on such leases that are part of the JV Agreement.

NOTE 9 - MANAGEMENT AGREEMENT
-----------------------------

The Company is the manager of a tax partnership known as Three Forks No. 1, LLC and as manager receives a fee beginning January 1, 2014 in the amount of $5,000 per month. The Company owns no interest in the LLC but does own an 11% working interest in the Farmout property as more fully described in Note 1. For the three months ended March 31, 2014 and 2013, respectively the Company reported management fee income in the amount of $47,000 and $0, respectively including $32,000 in total fees that were due for the months of November and December of 2013.

NOTE 10 - SECURED CONVERTIBLE PROMISSORY NOTES
----------------------------------------------

In September 2013, the Company commenced a private offering of $2,000,000 of Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed in Note 1. These promissory notes in the amount of $1,475,000 have a maturity date in September 2014 including interest at the rate of 10% per annum on the unpaid balance and are convertible into shares of the Company's common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the promissory note. One of the subscribers of this offering is Tincup Oil and Gas, LLC, which subscribed for a $250,000 promissory note. A director of the Company is a member of Tincup Oil and Gas, LLC. On March 31, 2014, the holders of promissory notes purchased 1,390,000 of two year warrants in consideration for and cancellation of $1,390,000 of debt. Therefore, at March 31, 2014, the Company owes promissory notes in the amount of $85,000. See Note 14 - Subsequent Events.

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five JAB properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees. If payments are not made on the promissory notes at January 2, 2014, the Company is required to take immediate steps to liquidate the Five JAB properties and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. They will each receive a $15,000 payment of fees. On April 7, 2014, Mr. Pollard and the Company entered into an Extension and Waiver with the Company and extended the maturity date of the promissory note to May 2, 2014. The note was paid in full on May 9, 2014. On March 31, 2014, Mr. Ranew purchased 300,000 of two year warrants in consideration for and cancellation of his $300,000 promissory note. Therefore, at March 31 2014, the Company owes $300,000. See Note 14 - Subsequent Events.

NOTE 11 - SHARE BASED COMPENSATION
----------------------------------

PRESIDENT AND CHIEF OPERATING OFFICER

The Company granted to its President and Chief Operating Officer effective March 5, 2013 and amended March 1, 2014, cashless options to acquire up to 2,250,000 shares of the Company's common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options are fully vested. These options are not part of the Company's 2013 Stock Incentive Plan.

2013 STOCK INCENTIVE PLAN

Effective May 1, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors and shareholders. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2013, options in the amount of 2,300,000 and warrants in the amount of 275,000 were granted under the 2013 Stock Incentive Plan including options in the amount of 175,000 to officers and directors as well as cashless options to a Board member to acquire up to 100,000 shares of the Company's common stock at an option price of $.10 per share for a period of five years from the effective date of the grant. The cashless options were immediately vested upon the date of grant. The following table summarizes information related to the outstanding and vested options and warrants at March 31, 2014:
                                                   Outstanding and
                                                   Vested Options
                                                    and Warrants
                                                  ----------------
Number of shares
  Non-Qualified stock options                           5,390,000
  2013 Stock Incentive Plan                             2,575,000

Weighted average remaining contractual life
  Non-Qualified stock options                          3.36 years
  2013 Stock Incentive Plan                            3.52 years

Weighted average exercise price
  Non-Qualified stock options                               $0.46
  2013 Stock Incentive Plan                                 $0.53

Number of shares vested
  Non-Qualified stock options                           4,527,900
  2013 Stock Incentive Plan                             1,636,826

Aggregate intrinsic value
  Non-Qualified stock options                            $229,559
  2013 Stock Incentive Plan                              $158,627

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding. For the three months ended March 31, 2014 and 2013, the Company granted and sold options and warrants that had a total fair value of $0 and $199,810, respectively and reported $20,686 and $2,967 as compensation expense for the three months ended March 31, 2014 and 2013 in the statement of operations.

No options or warrants were exercised or expired during the three months ended March 31, 2014 and 2013.

The fair value of the options and warrants granted and sold were estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

         Volatility                         123.60%
         Expected Option Term               2-5 years
         Risk-free interest rate            11%-.17%
         Expected dividend yield            0.00%

The expected term of the options and warrants granted and sold were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

PREFERRED SHARES

The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At March 31, 2014 and December 31, 2013, the Company has no preferred shares issued and outstanding.

COMMON SHARES

The Company is authorized to issue 100,000,000 shares of $0.001 voting common stock. At March 31, 2014 and December 31, 2013 there were a total of 11,506,677 and 11,681,477 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2014, the Company sold 25,200 shares of its common stock for $75,600 or $3.00 per share and sold three (3) year options to acquire 295,600 shares of its common stock at an exercise price of $1.00 per share in exchange for cash in the amount of $295,600.

During the three months ended March 31, 2013, as described in Note 2, the Company issued 175,000 shares of its common stock in exchange for services valued at $15,400.

REPURCHASE OF COMMON SHARES

During the three months ended March 31, 2014, the Company entered into a settlement agreement with a former officer and director to settle certain claims against the employee and as part of the agreement the Company agreed to repurchase 200,000 shares of the Company's common stock owned by the employee as well as personal property valued at $4,201 in exchange for cash of $120,000 and assumption of a loan due to Three Forks No. 1, LLC in the amount of $25,000 plus interest in the amount of $1,701.

Effective March 26, 2013, the Company entered into a repurchase agreement with two of its shareholders to acquire their 275,000 shares of common stock in exchange for cash of $825,000.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASE

The Company leases office space in Broomfield Colorado under a non-cancelable operating lease that allows either party the option to terminate the lease. Rent expense for the three months ended March 31, 2014 and 2013 was $16,576 and

$22,781, respectively. The following table summarizes the future minimum payments under this non-cancelable lease at March 31, 2014:

                  2014              $   49,728
                  2015              $   38,677
                  2016              $        -
                  2017              $        -
                  2018              $        -
                                      ---------
                                    $   88,405

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

EMPLOYMENT AGREEMENTS

The Company entered into a two year employment agreement effective September 1, 2012 and amended in February 2013 with its Executive Vice President of Finance that includes compensation of a base salary of $192,000 per year under certain terms and conditions. This agreement was terminated during the first quarter of 2014 as part of a settlement agreement described in Note 12.

The Company entered into a three year employment agreement effective March 1, 2013 and amended March 1, 2014 with its President and Chief Operating Officer that includes compensation of a base salary of $250,000 per year under certain terms and conditions including non-qualified stock options as described in Note 11.

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

CREDIT FACILITY

On May 9, 2014, the Company closed on a four (4) year Credit Facility with Guaranty Bank and Trust ("GBT") for a loan commitment up to $50,000,000. This Credit Facility allows the Company subject to certain terms and conditions to borrow from the Credit Facility amounts in the form of notes issued by the Company to the Lender. The notes are collateralized by the Company's oil and gas properties and require that the Company pay interest monthly in arrears on the unpaid balance of the notes at varying rates but not to exceed 5.0% per annum. On May 9, 2014, the Company borrowed $3,500,000 off of the Credit Facility of which $1,050,000 was used towards financing costs, working capital, workover of additional wells acquired from Five JAB and payment in full of outstanding promissory  notes  due by the  Company  at  March  31,  2014  totaling  $385,000 including $300,000 owed to Mr. Pollard. The remaining $2,450,000 of funds borrowed off of the Credit Facility is available to be used by the Company at its discretion.

SALE OF COMMON SHARES

During the period April 1, 2014 through May 9, 2014, the Company sold 27,334 shares of its common stock in exchange for $82,000 in cash or at $3.00 per share.

STOCK OPTIONS

During the period April 1, 2014 through Mary 9, 2014, the Company sold three (3) year options to acquire 405,000 of its common stock at an exercise price of $1.00 per share for cash in the amount of $380,000.

                     FINANCIAL STATEMENTS OF FIVE JAB, INC.
                          (THE PREDECESSOR) (UNAUDITED)

                                 FIVE JAB, INC.
                                 BALANCE SHEETS




                                             March 31, 2014   December 31, 2013
                                               (Unaudited)        (Audited)
                                            ---------------- -------------------

                                     ASSETS


Current Assets                              $           -    $              -
                                            ---------------- -------------------


        Total assets                        $           -    $              -
                                            ================ ===================

                             LIABILITIES AND CAPITAL

Current liabilities                         $           -    $              -


        Total liabilities                               -                   -

Commitments and contingencies                           -                   -

Capital                                                 -                   -
                                            ---------------- -------------------

        Total liabilities and capital       $           -    $              -
                                            ================ ===================


























See accompanying notes are an integral part of these financial statements.

                                 FIVE JAB, INC.
                            STATEMENTS OF OPERATIONS




                                                 For the Three Months Ended
                                                          March 31,
                                                   2014               2013
                                                (Unaudited)        (Unaudited)
                                             -----------------  ----------------
Revenue:
  Oil and gas sales                          $              -   $       586,935
                                             -----------------  ----------------
                       Total revenues                       -           586,935
                                             -----------------  ----------------

Operating expenses:
  Lease operating expense                                   -           147,992
  Production taxes                                          -            27,851
  General and administrative expense                        -            15,300
  Depreciation, depletion and amortization                  -            37,195
                                             -----------------  ----------------
                  Total operating expenses                  -           228,338
                                             -----------------  ----------------

Income income from operations                               -           358,597

Income taxes                                                -                 -
                                             -----------------  ----------------

Net income                                   $              -   $       358,597
                                             =================  ================















See accompanying notes are an integral part of these financial statements.

                                 FIVE JAB, INC.
                              STATEMENT OF CAPITAL




                                                     ACCUMULATED       TOTAL
                                                      (DEFICIT)    STOCKHOLDERS'
                                        CAPITAL        INCOME         EQUITY
                                      ------------  ------------- --------------
BALANCES, January 1, 2014 (AUDITED)   $         -   $          -  $           -
   Net income for the period                    -              -              -
                                      ------------  ------------- --------------
BALANCES, MARCH 31, 2014 (UNAUDITED)  $         -   $          -  $           -
                                      ============  ============= ==============
































The accompanying notes are an integral part of these financial statements.

                               FIVE JAB, INC.
                          STATEMENTS OF CASH FLOWS


                                                            For the Three Months Ended
                                                                     March 31,
                                                            2014                   2013
                                                         (Unaudited)            (Unaudited)
                                                      -----------------     ------------------
OPERATING ACTIVITIES
   Net income attributable to owners                  $              -      $         358,597
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                        -                 37,195
                                                      -----------------     ------------------

Net cash provided by operating activities                            -                395,792
                                                      -----------------     ------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                              -                (27,155)
                                                      -----------------     ------------------

Net cash (used in) by investing activities                           -                (27,155)
                                                      -----------------     ------------------

FINANCING ACTIVITIES
   Distributions to owners                                           -               (368,637)
                                                      -----------------     ------------------

Net cash (used in) by financing activities                           -               (368,637)
                                                      -----------------     ------------------

NET CHANGE IN CASH                                                   -                      -

CASH, Beginning                                                      -                      -
                                                      -----------------     ------------------

CASH, Ending                                          $              -      $               -
                                                      =================     ==================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                      $              -      $               -
                                                      =================     ==================
   Income taxes paid                                  $              -      $               -
                                                      =================     ==================






The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

This summary of significant accounting policies is presented to assist in understanding the Business's financial statements. The policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

NATURE OF OPERATIONS AND ORGANIZATION

Five JAB, Inc. ("Five JAB"), an operator of oil and gas properties, and a number of other owners own 75% of the working interest in certain leases located in the states of Texas and Louisiana (the "Business" or "Five JAB, Inc."). These leases are proved leaseholds only and include 11 producing crude oil wells and one well that also produced natural gas (the "Properties"). In addition, all of the wells were purchased by the Business and therefore there are no drilling costs incurred by the Business.

The Business sold 100% of its 75% working interest in the Properties to Three Forks, Inc. effective June 30, 2013 (37.5% WI) and effective September 1, 2013 (37.5% WI) for $3,842,143 in cash plus the assumption of certain liabilities in the amount of $281,962.

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

Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of costs without recognizing any gain or loss until all costs have been recovered. There are no unproved properties at March 31, 2014 and December 31, 2013.

Depletion and amortization of capitalized acquisition, exploration and development costs are computed on the units-of-production method by property on the basis of total estimated units of proved reserves as the related proved reserves are produced. The long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charged is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized at March 31, 2014 and December 31, 2013.

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method of accounting over the assets' estimated useful lives of seven years.

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the three months ended March 31, 2014 and 2013 were $0 and $37,195, respectively.

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

NOTE 2 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At March 31, 2014 and December 31, 2013, the Company considered its business activities to constitute a single segment.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013 AND FOR THE YEAR THEN ENDED INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

Three Forks is focused on the development of its business plan as an independent energy company engaged in the acquisition, exploration, development and production of North American conventional oil and gas properties through the acquisition of leases and/or royalty interests.

PROJECTS

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

     - In Weld County, Colorado, we have a 67.125% WI through a Farmout in 107 net, 160 gross acres with 5 wells.

We intend to acquire additional acreage to drill in other areas where deemed attractive, though no such additional prospects have been identified at the time of this filing.

Our milestones for the next twelve months include:

------------------- ------------------------------------------------------------
  2nd Quarter 2014  o  Drill and complete 1-2 additional wells in Archer County;
                    o  Drill and complete 1-2 additional wells in Oklahoma;
                    o  2-3 well workovers in Five JAB projects
------------------- ------------------------------------------------------------
  3rd Quarter 2014  o  Drill and complete 5-6 wells in new development areas;
                    o  5-7 well workovers in Five JAB projects
------------------- ------------------------------------------------------------
  4th Quarter 2014  o  Drill and complete 2-3 wells in new development  areas
------------------- ------------------------------------------------------------

Our Budget for operations in the next year is as follows:

Working Capital                                         $3,000,000
Workover of Five JAB Wells                              $1,200,000
Targeted Acquisition                                    $6,400,000
Drilling and Development of new areas                   $2,000,000
Fees, commissions and general expenses                  $2,400,000
                                                  -----------------
                                                       $15,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable.

CAPITAL PLANS

We have conducted a Private Offering of shares of our restricted common stock for capital and, as a result, from March 28, 2012 (inception) through May 9, 2014, the Company had sold approximately 5,500,000 shares of its common stock, raising a total of approximately $5,000,000.

We sold options to acquire shares of our Company common stock and thus from March 28, 2012 (inception) through May 9, 2014, the Company has granted options to acquire 1,855,000 shares of the common stock at an exercise price of $1.00 per share in exchange for cash of $880,000.

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JAB's property discussed elsewhere in this filing. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, at March 31, 2014, the Company owes $85,000 in notes. On May 9, 2014, the Company paid in full the $85,000 in notes.

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

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014. On May 9, 2014, the Company paid in full the $300,000 note.

On May 9, 2014, the Company closed on a four (4) year Credit Facility with Guaranty Bank and Trust ("GBT") for a loan commitment up to $50,000,000. This Credit Facility allows the Company subject to certain terms and conditions to borrow from the Credit Facility amounts in the form of notes issued by the Company to the Lender. The notes are collateralized by the Company's oil and gas properties and require that the Company pay interest monthly in arrears on the unpaid balance of the notes at varying rates but not to exceed 5.0% per annum. On May 9, 2014, the Company borrowed $3,500,000 off of the Credit Facility of which $1,050,000 was used towards financing costs, working capital, workover of additional wells acquired from Five JAB and payment in full of outstanding promissory  notes  due by the  Company  at  March  31,  2014  totaling  $385,000 including $300,000 owed to Mr. Pollard. The remaining $2,450,000 of funds borrowed off of the Credit Facility is available to be used by the Company at its discretion to support its ongoing operations.

Based on our current cash reserves of $74,275 at March 31, 2014 and the additional funding available on May 9, 2014 from the Credit Facility in the amount of $3,500,000, we have the cash for our operational budget for the remainder of 2014. We had recognized minimal revenues from our operational activities during the year ended December 31, 2013. During the three months ended March 31, 2014, we recognized revenues of $444,458 from oil and gas sales and expect to consistently recognize revenues from our oil and gas activities during the year including additional revenues from existing properties as a result of workovers on the wells.

We have limited borrowing capacity under our current Credit Facility with Guaranty Bank and Trust, as discussed herein, to assist us in meeting our operational goals. Though, we expect that our new Credit Facility together with the sale of equity will allow us to fulfill our operational budget for the year 2014 of $15,000,000. However, we can make no assurance or representation that funds will be available from the new Credit Facility to carry out the business plan

FIVE JAB, INC.

In June 2013, we acquired 37.5% WI and the remaining 37.5% WI effective September 1, 2013 for a total of 75% WI in 27 producing/9 service wells in Texas and Louisiana currently operated by Five JAB, Inc. out of Tomball, Texas, in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962. The remaining 25% WI is owned by Five JAB, Inc. and other non-affiliated owners. The properties currently produce 100 BOPD and 50 MCFPD.

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

Workovers were initiated in September of 2013 and three were completed in 2013. Another 2 workovers were completed during the first quarter of 2014. The cost for all the workovers is estimated to total $1.25 million (net) and is forecast to double production.

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

RESULTS OF OPERATIONS OF THREE FORKS, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

During the three months ended March 31, 2014, the Company recognized $491,458 in revenue from its operational activities comprised of $444,458 from the sale of oil and gas and $47,000 from management fees. During the three months ended March 31, 2013, the Company did not recognize any revenues from its operational activities.

During the three months ended March 31, 2014, the Company incurred operating expenses of $1,176,561. During the three months ended March 31, 2013, the Company incurred operating expenses of $526,461. The increase of $650,100 was primarily a result of the Company's increased operational activities resulting from the acquisitions of certain properties, discussed above, and the Company's focus on filing registration statements with the SEC.

During the three months ended March 31, 2014, the Company recognized the following operating expenses:
                                                   Three Months Ended
                                                     March 31, 2014
                                                  ---------------------
Operating Expense:
     Lease operating expenses                     $            494,077
     Production taxes                                           19,508
    Depreciation, depletion and amortization                    56,259
    General and administrative expenses                        606,717
                                                  ---------------------
       Total Operating Expenses:                  $          1,176,561

During the three months ended March 31, 2014, the Company recognized a net loss of $725,450 compared to a net loss of $359,867 during the three months ended March 31, 2013. The increase of $365,583 was a direct result of the $650,100 increase in operating expenses discussed above, offset by the increase in revenues of $491,458 and an increase in other expense of $63,333 along with a decrease in a gain of $143,608 on the disposal of property from discontinued operations.

LIQUIDITY OF THREE FORKS, INC.

At March 31, 2014, the Company had total current assets of $458,484 and total current liabilities of $1,826,461 resulting in a working capital deficit of $1,367,977.

During the three months ended March 31, 2014, the Company used $177,143 in funds towards its operational activities. The Company recognized a net loss of $725,450 which was adjusted for such non-cash items as $56,259 in depreciation, depletion and amortization, and $20,686 in stock based compensation. During the three months ended March 31, 2013, the Company was provided $26,217 from its operational activities. The Company recognized a net loss of $503,475 which was adjusted for the non-cash items as $832 in depreciation, depletion and amortization, $22,000 gain on the settlement of claims, $143,608 gain on the sale of disposal group held for sale, $15,400 in shares issued for services and $2,967 in stock based compensation.

During the three months ended March 31, 2014, the Company used $206,042 in its investing activities comprised of additions to property and equipment. During the three months ended March 31, 2013, the Company was provided $1,549,412 from its investing activities comprised of the proceeds from the sale of disposal group held for sale in the amount of $1,600,000 net of additions to property and equipment in the amount of $50,588.

During the three months ended March 31 2014, the Company was provided $336,286 from its financing activities as compared to $171,399 during the three months ended March 31, 2013.

FINANCING ACTIVITIES

COMMON STOCK OFFERINGS

During the three months ended March 31, 2014, as part of a private placement, the Company issued 25,200 shares of its common stock for cash in the amount of $75,600. During the three months ended March 31, 2013, the Company as part of a private placement the Company issued 329,667 shares of its common stock for cash in the amount of $989,000 or at $3.00 per share and 40,000 shares of its common stock for cash in the amount of $400 or at $.01 per share.

SALE OF OPTIONS

During the three months ended March 31, 2014, the Company sold options to acquire 250,000 shares of its common stock at an exercise price of $1.00 per share in exchange for cash in the amount of $250,000.

REPURCHASE COMMON SHARES

The Company during March 2013 agreed to repurchase from an employee 100,000 shares of their common stock in exchange for $150,000 in cash. In addition, effective March 26, 2013, the Company entered into a repurchase agreement with two of its shareholders to acquire their 275,000 shares of common stock in exchange for cash of $800,000 and an amount to be paid of $25,000 in May of 2013 or a total of $825,000.

CAPITAL RESOURCES

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

To fund its current business plan, the Company has now procured a Credit Facility through Guaranty Bank and Trust that will allow the Company to meet its needs within the next year to pay for participation, investigation, exploration and acquisition of oil and gas properties as well as working capital. However, we can make no assurance or representation that funds will be available from the new Credit Facility to carry out the business plan. Further, the Company has the ability to sell its own common stock as well as options to acquire common stock of the Company.

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at March 31, 2014 and December 31, 2013.

REVENUE RECOGNITION

The Company recognizes revenue from the exploration and production of the Company's oil and gas properties in the period of production. Management fee income is recognized in the period where the Company performs the services as manager of a limited liability company.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $5,812,630 and $5,614,987 included in the amortization base at March 31, 2014 and December 31, 2013, respectively and the Company did not expense any capitalized costs for the three months ended March 31, 2014 and 2013.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At March 31, 2014 and December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the three months ended March 31, 2014 and 2013.

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

Depreciation and amortization of oil and gas property and other property and equipment for the three months ended March 31, 2014 and 2013 is $56,259 and $832, respectively.

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the financial statements based on their fair values.

RESULTS OF OPERATIONS OF FIVE JAB, INC.

During the three months ended March 31, 2014, Five JAB, Inc. had no operations as the assets were sold in 2013 and therefore there were no revenues or expenses.

During the three months ended March 31, 2013, Five JAB, Inc. recognized revenues of $586,935 from oil and gas sales and incurred operating expenses of $228,338 comprised of $147,992 of lease operating expense, $27,851 of production taxes, $15,300 of general and administrative expense and $37,195 of depreciation, depletion and amortization expense. During the three months ended March 31, 2013, Five JAB, Inc. recognized net income of $358,597.

LIQUIDITY OF FIVE JAB, INC.

At March 31, 2014, Five JAB, Inc. had no assets or liabilities and therefore recognized no funds from its operating, investing or financing activities.

During the three months ended March 31, 2013, Five JAB, Inc. recognized funds of
$395,792  from  its  operating  activities,   used  $27,155  in  its  investment
activities and used $368,637 in its financing activities.

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

As required by SEC Rule 15d-15(b), our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at March 31, 2014, our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2014 due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.


ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of January 1, 2014 through March 31, 2014, the Company made the following issuances of its equity securities.

        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------
    February & March 2014          Common Shares            25,200                $75,600            Business Associates
         March 2014                   Options                 --                 $250,000            Business Associates
         March 2014                   Warrants                --               $1,390,000            Business Associates
         March 2014                   Warrants                --                 $300,000                 Director

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




                                THREE FORKS, INC.
                    ----------------------------------------
                                  (REGISTRANT)



Dated:  May 19, 2014                          By: /s/ W. Edward Nichols
                                              ---------------------------------
                                              W. Edward Nichols,
                                              (Chief Executive Officer &
                                              Principal Accounting Officer)