Form 10-K/A
period 2013-12-31
THREE FORKS, INC.
filed 2014-06-10
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 1


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

There were 11,681,447 shares outstanding of the Registrant's Common Stock as of December 31, 2013.

                                EXPLANATORY NOTE

Five JAB, Inc.'s oil and gas operations prior to the effective date of the Company acquiring Five JAB, Inc., September 1, 2013 are considered to be the oil and gas operations of the Company's predecessor and, therefore, have been reported separately in this Form 10-K.

Three Forks, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K for the Year ended December 31, 2013 filed with the Securities and Exchange Commission on April 15, 2014, for the sole purpose of revising the Five JAB, Inc. Financial Statements provided in Part I, Item 1 Financial Statements, and the disclosures in Item 2, Properties, . As result of such revisions, Part I, Item 2, Managements' Discussion and Analysis has also been amended under the title Liquidity of Five JAB, Inc.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our  capital  needs  consist   primarily  of  expenses   related  to  geological
evaluation, general and administrative and exploration and workover participation and could exceed $15,000,000 in the next twelve months. Such funds are not currently committed, and we have cash of $74,275 as of December 31, 2013.

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

Undeveloped Reserves

The following table presents the changes in the net quantities of our proved undeveloped reserves during the year ended December 31, 2013:

                                                    Reserves
                                          ----------------------------------
                                            Oil                 Natural Gas
                                          (mbbls)                 (mmcf)
                                          ------                -----------
              January 1, 2013                0                       0
              Acquisition                   44                     167
                                          ------                -----------
              Total - December 31, 2013     44                     167
                                          ======                ===========

During 2013, we entered into a Participation Agreement with Blue Quail Ltd. to participate in the drilling of acreage located in Oklahoma that includes proved undeveloped reserves of 33 mbbls of oil and 167 mmcf of natural gas. In addition, during 2013, we entered into a Farmout Agreement to drill acreage located in Archer County, Texas that includes proved undeveloped reserves of 11 mmbls of oil.

We plan to develop within the next five years our proved undeveloped reserves at December 31, 2013.

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

CONVERTIBLE PROMISSORY NOTES AT DECEMBER 31, 2013

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

RESULTS OF OPERATIONS OF FIVE JAB INC.

During the period January 1, 2013 through September 1, 2013 (termination), Five Jab recognized revenues of $1,664,076 as compared to $1,279,105 for the year ended December 31, 2012. The increase of $384,971 was a result of re-work efforts.

During the period January 1, 2013 through September 1, 2013 (termination), Five Jab incurred operating expenses of $786,791 as compared to $738,966 for the year ended December 31, 2012. The nominal increase of $47,825 was the result of an increase in production taxes of $15,160, general and administrative expense of $22,313 and depreciation, depletion and amortization expense of $14,466 offset by a slight decrease in lease operating expenses of $4,114.

During the period January 1, 2013 through September 1, 2013 (termination), Five Jab recognized net income of $3,154,738 as compared to $540,139 during the year ended December 31, 2012. The increase of $2,614,599 was a result of not only the $384,971 increase in revenues offset by the $47,825 increase in operational expenses, but the result of a one-time gain of $2,277,453 recognized on the sale of the oil and gas properties to Three Forks, Inc.

LIQUIDITY OF FIVE JAB INC.

At September 1, 2013, Five Jab did not have any assets or liabilities.

During the period January 1, 2013 through September 1, 2013 (termination), Five Jab, recognized funds of $683,280 from its operating activities, $3,739,138 from its investment activities and used $4,422,418 in its financing activities as compared to the year ended December 31, 2012 where Five Jab recognized funds of $852,543 from its operating activities and used $824,177 in its investment activities and $28,366 in its financing activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

o Audited financial statements of Three Forks, Inc. as of and for the year ended December 31, 2013 and as of and for the period from March 28, 2012 (inception) through December 31, 2012 (pages F-1 through F-22)

o Audited financial statements of Five Jab, Inc. as of and for the period January 1, 2013 through September 1, 2013 (termination) and for the year ended December 31, 2012 (pages F-23 through F-34)

                                THREE FORKS, INC.


                              FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 2013 AND FOR THE PERIOD
            FROM MARCH 28, 2012 (INCEPTION) THROUGH DECEMBER 31, 2012

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

NOTE 17 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)
------------------------------------------------------------------

DISCLOSURES ABOUT CAPITALIZED COSTS, COSTS INCURRED

Capitalized costs related to oil and gas activities are as follows:

                                                      December 31,
                                                 2013             2012
                                             ------------     -----------
Unproved properties                          $   214,584      $  150,001
Proved properties                              5,614,987               -
                                             ------------     -----------
                                               5,829,571         150,001

Accumulated depreciation and depletion           (60,100)              -
                                             ------------     -----------
                                             $ 5,769,471      $  150,001
                                             ============     ===========

Costs incurred in oil and gas property acquisition, exploration and development are as follows:

                                                                For the Period
                                                                March 28, 2012
                                       For the Year Ended    (inception) through
                                        December 31, 2013     December 31, 2012
                                       ------------------    -------------------
Acquisition of properties:
 Unproved                              $          43,515     $       150,001
 Proved                                        4,312,431                   -
Exploration costs                                 21,818                   -
Development costs                              1,301,806                   -
                                       ------------------    -------------------
                                       $       5,679,570     $       150,001

INFORMATION REGARDING PROVED OIL AND GAS RESERVES

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

                                                         Oil            Natural Gas           Total
                                                       (MBbls)             (MMcf)           (Mboe) (1)
                                                   -----------------  ----------------  -----------------

Estimated proved reserves at March 28, 2012                       -                 -                  -
   Purchase of proved reserves                                    -                 -                  -
                                                   -----------------  ----------------  -----------------

Estimated proved reserves at December 31, 2012                    -                 -                  -
   Purchase of proved reserves                                  355                20                357
   Extensions and discoveries (2)                               133               335                190
   Production                                                    (7)               (1)                (7)
                                                   -----------------  ----------------  -----------------

Estimated proved reserves at December 31, 2013                  481               354                540
                                                   =================  ================  =================

Proved developed reserves:
   December 31, 2012                                              -                 -                  -
   December 31, 2013                                            437               187                468

Proved undeveloped reserves:
   December 31, 2012                                              -                 -                  -
   December 31, 2013                                             44               167                 72

Base pricing, after adjustments for contractual
   differentials:                                    $/BBL WTI SPOT   $/MCF HHUB SPOT
   December 31, 2013                                        $103.99             $3.73
-------------------------

[1] Mboe is based on a ratio of 6 Mcf to 1 barrel.
[2] The 2013 extensions and discoveries resulted primarily from the Company's Oklahoma Blue Quail and Texas Archer County drilling programs and related offset wells as well as workovers of existing Five Jab wells.

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
                           ==========================   =======================

                                 FIVE JAB, INC.


                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      and
     FOR THE PERIOD JANUARY 1, 2013 THROUGH SEPTEMBER 1, 2013 (TERMINATION)

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FIVE JAB, INC.:

We have audited the accompanying balance sheets of Five Jab, Inc. ("the Company") as of September 1, 2013 and December 31, 2012, and the related statement of operations, stockholders' equity (deficit) and cash flows for the period January 1, 2013 through September 1, 2013 (termination) and the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Five Jab, Inc., as of September 1, 2013 and December 31, 2012, and the results of its operations and its cash flows for the period January 1, 2013 through September 1, 2013 (termination) and the year ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ B F Borgers CPA PC

B F BORGERS CPA PC
Denver, CO
April 14, 2014

                                                         5 JAB INC
                                                      BALANCE SHEETS





                                                                                September 1,              December 31,
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

                                                    5 JAB INC
                                             STATEMENTS OF OPERATIONS





                                                                      For the Period             For the Year
                                                                      January 1, 2013               Ended
                                                                     thru September 1,           December 31,
                                                                     2013 (termination)              2012
                                                                    --------------------     --------------------

Revenue:
  Oil and gas sales                                                 $         1,664,076      $        1,279,105
                                                                    --------------------     --------------------
                   Total revenues                                             1,664,076                1,279,105
                                                                    --------------------     --------------------

Operating expenses:
  Lease operating expense                                                       540,171                  544,285
  Production taxes                                                               80,602                   65,442
  General and administrative expense                                             84,938                   62,625
  Depreciation, depletion and amortization                                       81,080                   66,614
                                                                    --------------------     --------------------
              Total operating expenses                                          786,791                  738,966
                                                                    --------------------     --------------------

Gain on sale of oil and gas properties                                        2,277,453                        -
                                                                    --------------------     --------------------

Income (loss) from operations                                                 3,154,738                  540,139

Income taxes                                                                          -                        -
                                                                    --------------------     --------------------

Net income                                                          $         3,154,738      $           540,139
                                                                    ====================     ====================


See accompanying notes are an integral part of these financial statements.

                                                 5 JAB INC
                                           STATEMENT OF CAPITAL




                                                                 ACCUMULATED                TOTAL
                                                                  (DEFICIT)             STOCKHOLDERS'
                                             CAPITAL                INCOME                  EQUITY
                                         -----------------    -------------------    ---------------------
BALANCES, January 1, 2012                $        761,703     $           (5,796)    $            755,907
   Distributions to owners                              -                (28,366)                 (28,366)
   Net income for the period                            -                540,139                  540,139
                                         -----------------    -------------------    ---------------------
BALANCES, DECEMBER 31, 2012                       761,703                505,977                1,267,680
   Distributions to owners                       (761,703)            (3,660,715)              (4,422,418)
   Net income for the period                            -              3,154,738                3,154,738
                                         -----------------    -------------------    ---------------------

BALANCES, SEPTEMBER 1, 2013            ) $              -     $                -     $                  -
                                         =================    ===================    =====================




The accompanying notes are an integral part of these financial statements.

                                                    5 JAB INC
                                             STATEMENTS OF CASH FLOWS






                                                                   For the Period               For the Year
                                                                   January 1, 2013                 Ended
                                                                  thru September 1,             December 31,
                                                                  2013 (termination)                2012
                                                              -------------------------     --------------------

OPERATING ACTIVITIES
   Net income attributable to owners                          $              3,154,738      $           540,139
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                                   81,080                   66,614
     Gain on sale of oil and gas properties                                 (2,277,453)                       -
     Changes in:
       Accrued liabilities                                                    (275,085)                 245,790
                                                              -------------------------     --------------------

Net cash provided by operating activities                                      683,280                  852,543
                                                              -------------------------     --------------------

INVESTING ACTIVITIES
   Costs expended in developing oil and gas properties                        (103,005)                (824,177)
   Proceeds from sale of oil and gas properties                              3,842,143                        -
                                                              -------------------------     --------------------

Net cash provided (used in) by investing activities                          3,739,138                 (824,177)
                                                              -------------------------     --------------------

FINANCING ACTIVITIES
   Contribution of capital from owners                                               -                        -
   Distributions to owners                                                  (4,422,418)                 (28,366)
                                                              -------------------------     --------------------

Net cash (used in) by financing activities                                  (4,422,418)                 (28,366)
                                                              -------------------------     --------------------

NET CHANGE IN CASH                                                                   -                        -

CASH, Beginning                                                                      -                        -
                                                              -------------------------     --------------------

CASH, Ending                                                  $                      -      $                 -
                                                              =========================     ====================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                              $                      -      $                 -
                                                              =========================     ====================
   Income taxes paid                                          $                      -      $                 -
                                                              =========================     ====================

The accompanying notes are an integral part of these financial statements.

                                   5 JAB INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      AND
      FOR THE PERIOD JANUARY 1, 2013 THRU SEPTEMBER 1, 2013 (TERMINATION)

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

                                   5 JAB INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      AND
      FOR THE PERIOD JANUARY 1, 2013 THRU SEPTEMBER 1, 2013 (TERMINATION)


PROPERTY AND EQUIPMENT

The Business accounts for its crude oil and natural gas exploration and development activities under the successful efforts method of accounting. However, the accompanying financial statements are prepared using the full cost method of accounting and the Company intends to continue using the full cost method of accounting for the Properties. The Company has determined there is no material difference between the full cost method of accounting and the successful efforts method of accounting as it relates to the Properties as the Business acquired the Properties when they were considered proved and the Business incurred only completion and workover costs after the Business acquired the Properties. Under the full cost method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting.

Depletion and amortization of capitalized acquisition, exploration and development costs are computed on the units-of-production method by property on the basis of the total estimated units of proved reserves as the related proved reserves are produced. The long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charged is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized at September 1, 2013 and December 31, 2012.

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method of accounting over the assets' estimated useful lives of seven years.

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the period January 1, 2013 through September 1, 2013 (termination) and the year ended December 31, 2012 were $81,080 and $66,614, respectively.

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

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2014, the date the financial statements were available to be issued, and has concluded no events need to be reported.

                                   5 JAB INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      AND
      FOR THE PERIOD JANUARY 1, 2013 THRU SEPTEMBER 1, 2013 (TERMINATION)

NOTE 2 - SALE OF OIL AND GAS PROPERTIES
---------------------------------------

The Business sold 100% of its 75% working interest in the Properties to Three Forks Inc. effective June 30, 2013 (37.5% WI) and September 1, 2013 (37.5% WI) for $3,842,143 in cash plus the assumption of liabilities in the amount of $281,962 and recognized in accordance with ASC Topic 360 a gain on the sale in the amount of $2,277,453 as reported in the statement of operations for the period January 1, 2013 through September 1, 2013 (termination).

NOTE 3 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

The Property's asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for the oil and gas wells. The Company has determined there is no salvage value associated with the Property's tangible assets at the time the wells are retired. The following is a reconciliation of the Property's asset retirement obligations for the period January 1, 2013 through September 1, 2013 (termination) and the year ended December 31, 2012.


                                        For the Period           For the Year
                                        January 1, 2013             Ended
                                       thru September 1,         December 31,
                                       2013 (termination)            2012
                                    ---------------------    -------------------
Beginning of period                 $        275,085         $         29,295
Obligations incurred
 (from new wells)                                  -                  245,790
Change in estimate                             6,877                        -
Sale of proved reserves                     (281,962)                       -
                                    ---------------------    -------------------

End of period                                      -                  275,085

Less: current retirement obligation                -                        -
                                    ---------------------    -------------------

Long-term retirement obligation     $              -         $        275,085
                                    =====================    ===================

NOTE 4 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At September 1, 2013 and December 31, 2012, the Company considered its business activities to constitute a single segment.

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

                                   5 JAB INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      AND
      FOR THE PERIOD JANUARY 1, 2013 THRU SEPTEMBER 1, 2013 (TERMINATION)


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

                                   5 JAB INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      AND
      FOR THE PERIOD JANUARY 1, 2013 THRU SEPTEMBER 1, 2013 (TERMINATION)

Estimates of the Properties crude oil and natural gas reserves and present values at December 31, 2012 prepared by Ralph E. Davis Associates, Inc., independent reserve engineers,

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

Estimated quantities of proved crude oil and natural gas reserves at September 1, 2013 and December 31, 2012 and changes in the reserves during the periods are shown below (in thousands). These reserve estimates have been prepared in compliance with Securities and Exchange Commission regulations using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month for each month.

                                                              Oil               Natural Gas               Total
                                                            (MBbls)                (MMcf)               (Mboe) (1)
                                                        -----------------     -----------------      -----------------
Estimated proved reserves at January 1, 2011                           -                     -                      -
   Purchase of proved reserves                                       384                    25                    388
   Production                                                         (1)                   (2)                    (1)
                                                        -----------------     -----------------      -----------------
Estimated proved reserves at December 31, 2011                       383                    23     -              387
   Production                                                        (13)                   (1)                   (13)
                                                        -----------------     -----------------      -----------------

Estimated proved reserves at December 31, 2012                       370                    22                    374
   Sale of properties [2]                                           (355)                  (20)                  (357)
   Production                                                        (15)                   (2)                   (17)
                                                        -----------------     -----------------      -----------------

Estimated proved reserves at September 1, 2013:                        -                     -                      -
                                                        =================     =================      =================

Proved developed reserves:
   December 31, 2011                                                 383                    23                    387
   December 31, 2012                                                 370                    22                    374
   September 1, 2013                                                   -                     -                      -

Proved undeveloped reserves:
   December 31, 2011                                                   -                     -                      -
   December 31, 2012                                                   -                     -                      -
   September 1, 2013                                                   -                     -                      -

Base pricing, after adjustments for contractual
   differentials:                                          $/BBL WTI SPOT     $/MCF HHUB SPOT
   December 31, 2011                                              $99.99                 $3.56
   December 31, 2012                                             $105.69                 $3.77
   September 1, 2013 [3]                                               -                     -

--------------------------------

[1]  Mboe is based on a ratio of 6 Mcf to 1 barrel.
[2] Effective June 30, 2013, 37.5% WI and effective September 1, 2013, 37.5% WI in proved properties was sold to Three Forks Inc.
[3] Five Jab Inc has no oil and gas properties or produciton as of September 1, 2013.

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

                                   5 JAB INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2012
                                      AND
      FOR THE PERIOD JANUARY 1, 2013 THRU SEPTEMBER 1, 2013 (TERMINATION)

The discounted future net cash flows related to proved oil and gas reserves at September 1, 2013 and December 31, 2012 (in thousands):



                                          September 1,            December 31,
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
                                        ==================      ================
---------------------------
[1] Includes cost to P&A proved properties.

CHANGES IN DISCOUNTED FUTURE NET CASH FLOWS

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the period January 1, 2013 through September 1, 2013 (termination) and the year ended December 31, 2012 (in thousands):


                                  For the Period             For the Year
                                  January 1, 2013               Ended
                                 thru September 1,           December 31,
                                 2013 (termination)              2012
                               ---------------------    ----------------------

Beginning of the period       $              9,232     $               7,518
Purchase of proved
 reserves                                        -                         -
Sale of proved reserves [1]                 (8,189)                        -
Changes in prices                                -                     2,383
Changes in estimated
 future development costs                        -                         -
Sales of oil and natural
 gas produced during
 the period, net of
 production costs                           (1,043)                     (669)
                              ---------------------    ----------------------

End of period                 $                  -     $               9,232
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

     o Audited financial statements of Three Forks, Inc. as of and for the year ended December 31, 2013 and as of and for the period from March 28, 2012 (inception) through December 31, 2012 (pages F-1 through F-22)

     o Audited financial statements of Five Jab, Inc. as of and for the period January 1, 2013 through September 1, 2013 (termination) and for the year ended December 31, 2012 (pages F-23 through F-34)

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


                                Three Forks, Inc.
              -----------------------------------------------------

Dated: June 9, 2014
                                By:  /s/ W. Edward Nichols
                                     -------------------------------------------
                                     W. Edward Nichols, Chief Executive Officer
                                     and Chairman (Principal Executive &
                                     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 9, 2014
                                Three Forks, Inc.
                  --------------------------------------------


                         /s/ W. Edward Nichols
                         -------------------------------------------------------
                         W. Edward Nichols, Chairman of the Board of Directors

                         /s/ Charles Pollard
                         -------------------------------------------------------
                         Charles Pollard, Director

                         /s/ William F. Young
                         -------------------------------------------------------
                         William F. Young, Director

                         /s/ Paul Dragul
                         -------------------------------------------------------
                         Paul Dragul, Director