Form 10-Q/A
period 2014-03-31
THREE FORKS, INC.
filed 2014-06-10
CIK 1548082

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

                                EXPLANATORY NOTE

Five JAB, Inc.'s oil and gas operations prior to the effective date of the Company acquiring Five JAB, Inc. September 1, 2013 are considered to be the oil and gas operations of the Company's predecessor and, therefore, have been reported separately in this Form 10-Q.

Three Forks, Inc., (the "Company"), is filing this Amendment to its Quarterly Report on Form 10-Q for the Quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 19, 2014, for the sole purpose of Restating the Five JAB, Inc. Financial Statements provided in Part I, Item 1 Financial Statements. As result of such restatement, Part I, Item 2, Managements' Discussion and Analysis has also been amended under the title Liquidity of Five JAB, Inc.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I - FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements                                                3

FINANCIAL STATEMENTS THREE FORKS, INC. (UNAUDITED)

         Balance Sheets - March 31, 2014 and December 31, 2013 (Audited)     4

         Statements of Operations  -
                  Three Months ended March 31, 2014 and 2013                 5

         Statements of Changes in Shareholders' Equity -
                   For the Three Months ended March 31, 2014                 6

         Statements of Cash Flows -
                  Three Months ended March 31, 2014 and 2013                 7

         Notes to the Financial Statements                                   8

FINANCIAL STATEMENTS FIVE JAB, INC. (THE PREDECESSOR) (UNAUDITED)

         Balance Sheet - September 1, 2013 (Audited)                         21

         Statement of Operations -
                  Three Months ended March 31, 2013                          22

         Statement of Cash Flows -
                  Three Months ended March 31, 2013                          23

         Notes to Financial Statements                                       24

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          33
                  - Not Applicable

Item 4. Controls and Procedures                                              33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                   35

Item 1A.  Risk Factors -  Not Applicable                                     35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 3.  Defaults Upon Senior Securities - Not Applicable                    35

Item 4.  Mine Safety Disclosure - Not Applicable                             35

Item 5.  Other Information - Not Applicable                                  36

Item 6.  Exhibits                                                            36

SIGNATURES                                                                   37

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

                     FINANCIAL STATEMENTS OF FIVE JAB, INC.
                          (THE PREDECESSOR) (UNAUDITED)

                                 FIVE JAB, INC.
                                  BALANCE SHEET




                                                              September 1, 2013
                                                                  (Audited)
                                                             -------------------

                                     ASSETS


Current Assets                                               $              -
                                                             -------------------


        Total assets                                         $              -
                                                             ===================

                             LIABILITIES AND CAPITAL

Current liabilities                                          $              -


        Total liabilities                                                   -

Commitments and contingencies                                               -

Capital                                                                     -
                                                             -------------------

        Total liabilities and capital                        $              -
                                                             ===================


























See accompanying notes are an integral part of these financial statements.

                                 FIVE JAB, INC.
                            STATEMENTS OF OPERATIONS




                                                                 For the Three
                                                                  Months Ended
                                                                 March 31, 2013
                                                                      2013
                                                                   (Unaudited)
                                                                ----------------
Revenue:
  Oil and gas sales                                             $       586,935
                                                                ----------------
                       Total revenues                                   586,935
                                                                ----------------

Operating expenses:
  Lease operating expense                                               147,992
  Production taxes                                                       27,851
  General and administrative expense                                     15,300
  Depreciation, depletion and amortization                               37,195
                                                                ----------------
                  Total operating expenses                              228,338
                                                                ----------------

Income income from operations                                           358,597

Income taxes                                                                  -
                                                                ----------------

Net income                                                      $       358,597
                                                                ================















See accompanying notes are an integral part of these financial statements.

                                 FIVE JAB, INC.
                             STATEMENT OF CASH FLOWS


                                                               For the Three
                                                                Months Ended
                                                               March 31, 2013
                                                                 (Unaudited)
                                                             ------------------
OPERATING ACTIVITIES
   Net income attributable to owners                         $         358,597
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                           37,195
                                                             ------------------

Net cash provided by operating activities                              395,792
                                                             ------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                (27,155)
                                                             ------------------

Net cash (used in) by investing activities                             (27,155)
                                                             ------------------

FINANCING ACTIVITIES
   Distributions to owners                                            (368,637)
                                                             ------------------

Net cash (used in) by financing activities                            (368,637)
                                                             ------------------

NET CHANGE IN CASH                                                           -

CASH, Beginning                                                              -
                                                             ------------------

CASH, Ending                                                 $               -
                                                             ==================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                             $               -
                                                             ==================
   Income taxes paid                                         $               -
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

Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and gas properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of costs without recognizing any gain or loss until all costs have been recovered. There are no unproved properties at September 1, 2013.

Depletion and amortization of capitalized acquisition, exploration and development costs are computed on the units-of-production method by property on the basis of total estimated units of proved reserves as the related proved reserves are produced. The long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charged is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recognized at September 1, 2013.

Other property and equipment are carried at cost. Depreciation is provided using the straight-line method of accounting over the assets' estimated useful lives of seven years.

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the three months ended March 31, 2013 was $37,195.

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

NOTE 2 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At September 1, 2013, the Company considered its business activities to constitute a single segment.

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

LIQUIDITY OF FIVE JAB, INC.

At September 1, 2013, Five JAB, Inc. had no assets or liabilities and therefore recognized no funds from its operating, investing or financing activities.

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




                                THREE FORKS, INC.
                    ----------------------------------------
                                  (REGISTRANT)



Dated:  June 9, 2014                          By: /s/ W. Edward Nichols
                                              ---------------------------------
                                              W. Edward Nichols,
                                              (Chief Executive Officer &
                                              Principal Accounting Officer)