Form 10-K/A
period 2013-12-31
THREE FORKS, INC.
filed 2014-07-03
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 2


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

Three Forks, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 10, 2014, for the sole purpose of revising the Report of the Independent Registered Public Accounting Firm included in the Three Forks, Inc. Financial Statements provided in Part I, Item 1 Financial Statements, and to update the document for disclosures in Part III,
Item 10 Directors, Executive Officers and Corporate Governance and Item 11. Executive Compensation.

                                TABLE OF CONTENTS

                                      PART I

ITEM 1     Business                                                          1
ITEM 1 A.  Risk Factors                                                      11
ITEM 1 B.  Unresolved Staff Comments                                         19
ITEM 2     Properties                                                        19
ITEM 3     Legal Proceedings                                                 24
ITEM 4     Mine Safety Disclosures                                           24

                                     PART II

ITEM 5     Market for Registrant's Common Equity, Related Stockholder        25
            Matters and Issuer Purchases of Equity Securities
ITEM 6     Selected Financial Data                                           34
ITEM 7     Management's Discussion and Analysis of Financial Condition       34
            and Results of Operations
ITEM 7 A.  Quantitative and Qualitative Disclosures About Market Risk        41
ITEM 8     Financial Statements and Supplementary Data                       41
ITEM 9     Changes in and Disagreements with Accountants on Accounting       42
            and Financial Disclosure
ITEM 9 A.  Controls and Procedures                                           42
ITEM 9 B   Other Information                                                 43

                                     PART III

ITEM 10    Directors, Executive Officers, and Corporate Governance           44
ITEM 11    Executive Compensation                                            50
ITEM 12    Security Ownership of Certain Beneficial Owners and Management    56
            and Related Stockholder Matters
ITEM 13    Certain Relationships and Related Transactions, and Director      58
            Independence
ITEM 14    Principal Accounting Fees and Services                            62

                                     PART IV

ITEM 15    Exhibits, Financial Statement Schedules                           63
SIGNATURES                                                                   65

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

CORPORATE STRUCTURE

The corporate structure is as follows:

                        ---------------------------------------------------------
                                          THREE FORKS, INC.
                                       (A Colorado Corporation)
                                  W. Edward Nichols - CEO, Director
                        ---------------------------------------------------------
                        /                              \                        \
                       /                                \                        \
                      /                                  \                        \
------------------------------------   --------------------------------   --------------------------------
     TFI OPERATING COMPANY, INC.
      (A Colorado Corporation)             THREE FORKS NO. 1, LLC              THREE FORKS LLC NO. 2
    (Wholly-owned subsidiary of              (A Colorado Limited                (A Colorado Limited
         Three Forks, Inc.)                   Liability Company)                 Liability Company)
     Terrence R. Manning, CEO            Three Forks, Inc., Manager         Three Forks, Inc., Manager
   (TFI Operating Company, Inc.             (the Company does not              (the Company does not
        has yet to commence                 own an equity interest)            own an equity interest)
         operations as of
        December 31, 2013)
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

Mr. Lester Ranew, a former director of the Company, holds a 5.41% equity interest in the Three Forks No. 1, LLC at December 31, 2013.

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

CONVERTIBLE DEBT OFFERING

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a former director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

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

Separately and apart, two former members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard, a director and former officer, and Mr. Lester Ranew, a former director of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000. In May 2014, Mr. Pollard's note was paid in full.

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

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a former director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

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

Separately and apart, two former members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard, a director and former officer, and Mr. Lester Ranew, a former director of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000. In May 2014, Mr. Pollard's note was paid in full.

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

Mr. Charles Pollard, the Company's former President and Chief Operating Officer, was primarily responsible for the determination of and the presentation of the reserves presented by the Company at December 31, 2013.

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

(1) Mr. Ranew, a former director of the Company, is a member of Tincup Oil and Gas, LLC.

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

 NUMBER OF SHARES     CONSIDERATION                      NAME
--------------------------------------------------------------------------------

     2,000,000           Services           W Edward Nichols (1)
     2,000,000           Services           Donald Walford (2)
        75,000           Services           Lisa Baird
       500,000           Services           William Young (1)
       750,000           Services           Marc Pindus
       150,000           Services           Michael Littman
        15,000           Services           Debbie Hamen
        15,000           Services           Joe Ford
        15,000           Services           Herb Sears
       200,000           Services           Hawkeye Oil and Gas Ventures LLC
        50,000           Services           William Baber
        10,000           Services           Joe Ford
       175,000           Services           Prabhas Panigrahi
        25,000           Services           Paul Dragul (1)
       270,000           Services           Maxim Group Inc.
------------------
     6,250,000

MATERIAL RELATIONSHIPS
(1) Director/Officer
(2) Former Director/Officer

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

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a former director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

On March 31, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, as of March 31, 2014, the Company issued 1,390,000 warrants to holders of the promissory notes in exchange for the cancellation of $1,390,000 in debt.

Separately and apart, two former members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard, a director and former officer and Mr. Lester Ranew, a former director of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000.

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

CONVERTIBLE PROMISSORY NOTES AT DECEMBER 31, 2013

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a former director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

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

Separately and apart, two former members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard, a director and former officer, and Mr. Lester

Ranew, a former director of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

Mr. Pollard's and Mr. Ranew's notes have a due date of January 2, 2014 and allow for the conversion of the notes into common stock upon issuance. Their notes provide that in addition to having a due date of January 2, 2014, that at the due date they will each receive a $7,500 payment of fees and interest. If the notes are not paid at January 2, 2014, the Company is required to take immediate steps to liquidate the secured property and the due date will be extended to April 2, 2014. At January 2, 2014, the Company failed to make payment on the notes. At that time Mr. Pollard and Ranew each entered into an Extension and Waiver with the Company. The Extension and Waiver provides that the payment date shall be extended to April 2, 2014 and both holders have waived the provision that steps be taken to liquidate the secured property at this time. On April 7, 2014, Mr. Pollard extended the payment date on his note to May 2, 2014 and if the payment is not made or the property has not been liquidated then he will be assigned a 5.625% interest in the Five JABS properties. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000. In May 2014, Mr. Pollard's note was paid in full.

OPTIONS AND WARRANTS

During the year ended December 31, 2013, the Company granted options for 1,000,000 shares in exchange for cash of $50,000 and 200,000 shares to Mr. Ranew, a member of the Board at December 31,2013, in exchange for cash of $200,000 as well as issued warrants for 275,000 shares in exchange for $27 in cash.

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

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THREE FORKS, INC.:

We have audited the accompanying balance sheet of Three Forks, Inc. ("the Company") as of December 31, 2013 and 2012 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Three Forks, Inc., as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2013, in conformity with generally accepted accounting principles in the United States of America.

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

                                                 5 JAB INC
                                           STATEMENT OF CAPITAL




                                                                 ACCUMULATED                TOTAL
                                                                  (DEFICIT)             STOCKHOLDERS'
                                             CAPITAL                INCOME                  EQUITY
                                         -----------------    -------------------    ---------------------
BALANCES, January 1, 2012                $        761,703     $           (5,796)    $            755,907
   Distributions to owners                              -                (28,366)                 (28,366)
   Net income for the period                            -                540,139                  540,139
                                         -----------------    -------------------    ---------------------
BALANCES, DECEMBER 31, 2012                       761,703                505,977                1,267,680
   Distributions to owners                       (761,703)            (3,660,715)              (4,422,418)
   Net income for the period                            -              3,154,738                3,154,738
                                         -----------------    -------------------    ---------------------
BALANCES, SEPTEMBER 1, 2013              $              -     $                -     $                  -
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

















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Three Forks, Inc., directors or executive officers, including their ages as of December 31, 2013 and reflects changes as of the date of this amendment, July 1, 2014.

Name                  Age Position
--------------------- --- ------------------------------------------------------

W. Edward Nichols     71  Chief Executive Officer, Chairman of the Board and
                          Secretary*

Terrence R. Manning   56  President & Chief Operating Officer of Three Forks,
                          Inc., and Chief Executive Officer of TFI Operating
                          Company, Inc. and Director

Charles Pollard       55  Director, Former President & Chief Operating Officer
                          of Three Forks, Inc., and Former Chief Executive
                          Officer of TFI Operating Company, Inc.  **

Donald Walford        68  Former Director and Former Executive Vice President *

William F. Young      65  Director

Paul Dragul           80  Director

Lester Ranew          53  Former Director ***

---------------------
** On October 7, 2013, Mr. Hattenbach, our Chief Financial Officer, resigned his position. On October 22, 2013, Mr. Walford our Chief Executive Officer was appointed the Executive Vice President of Finance and Mr. Nichols our Chairman of the Board was appointed the Chief Executive Officer. On January 28, 2014, Mr. Walford resigned as the Executive Vice President of Finance. He resigned as a director of the Company's Board of Directors effective February 27, 2014.

** On June 17, 2014, Mr. Pollard resigned his executive officer positions with the Company. He remains a director of the Company. At that time, Mr. Terrence R. Manning was appointed the Company's President and Chief Executive Officer.

*** On June 30, 2014, Mr. Lester Ranew resigned as a director of the Company.

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

TERRENCE R. MANNING, PRESIDENT AND CHIEF OPERATING OFFICER

Mr. Manning, age 56, was appointed President and Chief Operating Officer of Three Forks, Inc. on June 17, 2014. He brings to Three Forks, Inc. more than 33 years of diversified oil and gas experience. He began his career with Amoco Canada and Amoco Production Company 1980), where he spent 16 years in asset exploitation, petroleum engineering and management. Subsequent assignments included professional technical consultant with Petroleum Analysis & Consulting (from 1998 to 2003), where he provided advisory services involving reservoir engineering, acquisitions and divestitures, and asset value optimization; Vice-President of asset transactions with Tristone Capital Advisors (2002-2006); General Manager of D&J Oil Company. (2006-2008) where he was responsible for all company operations including drilling and completions, reservoir engineering, reserve analysis and economic assessment; Asset Manager and Advisor to the CEO of Platinum Energy Resources (2008-2010) with direct responsibility for asset optimization - planning and execution, property and reserve valuation and implementation of capital projects; Senior Vice President and Senior Reservoir Engineer with BBVA Compass Bank (2010-2012); and Senior upstream technical advisor to numerous oil and gas industry clients.

Mr. Manning holds a Chemical  Engineering  Degree from the University of Calgary
(1980). He is a Professional Certified Engineer with the Association of Professional Engineers, Geologists and Geophysicists in Alberta, Canada, and a member of the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists, and the Society of Petroleum Engineers.

In addition, Mr. Manning serves as the President and Chief Operating Officer of our wholly-owned subsidiary TFI Operating Company, Inc.

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

CHARLES POLLARD, DIRECTOR AND FORMER PRESIDENT & CHIEF OPERATING OFFICER AND FORMER CEO OF TFI OPERATING COMPANY, INC.

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

Mr. Pollard was Chief Executive Officer of TFI Operating Company, Inc., our wholly-owned subsidiary since March 2013. He resigned his position on June 17, 2014.

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

Mr. Pollard resigned as an officer of the Company on June 17, 2014 but remains a Director.

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

LESTER RANEW, FORMER DIRECTOR

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

Mr. Ranew resigned as a director of the Company on June 30, 2014.

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

                                       SUMMARY EXECUTIVES COMPENSATION TABLE
                                                     IN DOLLARS

-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                            Contract           Stock    Option      plan      compensation    All other
Name & Position             Payments   Bonus   awards   awards   compensation   earnings     compensation  Total
                     Year      ($)      ($)      ($)    ($)          ($)           ($)           ($)        ($)
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
W. Edward Nichols,   2013    170,000   25,000     0       26          0             0             0       $195,026
CEO, Secretary,
Chairman (1)         2012    104,892     0      2,000      0          0             0             0       $106,892
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------

Charles Pollard,     2013    174,719     0        0     27,267                                    0       $201,896
Former Pres. & COO   2012       0        0        0        0          0             0             0          $0
(2)

-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
Todd B.              2013    50,000      0        0       162         0             0             0       $ 50,162
Hattenbach, Former
CFO (3)              2012       0        0        0        0          0             0             0          $0
-------------------- ------ ---------- ------- -------- -------- ------------ -------------- ------------ ---------
Donald Walford,      2013    192,000   10,000     0        0          0             0             0       $202,000
Former Exec VP of
Finance (4)          2012    135,000   76,000   2,000      0          0             0             0       $213,000
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

(2) Mr. Pollard served as the President and Chief Operating Officer of the Company from March 1, 2013 through June 17, 2014.. As part of Mr. Pollard's employment he was granted options for 2,300,000 shares. The options have a value of $27,267 using the Black-Scholes method.

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

EMPLOYMENT AGREEMENTS

We have employment/consultant agreements as of July 1, 2014, with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

        NAME                 POSITION               ANNUAL COMPENSATION
--------------------  -------------------------    ---------------------
W. Edward Nichols     CEO, Chairman & Secretary          $180,000 (1)

Charles Pollard       Former President & COO             $210,000 (2)

Terrence R. Manning   President & COO                    $101,844 (3)
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

(2) Effective March 1, 2013, we entered into an Executive Employment Agreement with Charles Pollard to become our Chief Operating Officer and Director and the CEO of TFI Operating. On June 17, 2014, Mr. Pollard resigned as the President and Chief Operating Officer of the Company and the CEO of TFI Operating. Pursuant to the Agreement, Mr. Pollard received a base salary of $210,000 per year. The base salary was reassessed annually by the Board of Directors based upon the performance of Mr. Pollard. In addition, Mr. Pollard: i) shall be eligible to receive up to 500,000 shares of our common stock based upon his performance as to the production and reserve growth of us and mutually agreed upon between himself and the Board of Directors; and ii) he shall be entitled to participate in all benefit programs established by us. The Agreement may be terminated by either party without cause upon thirty days written notice. Also as part of this Agreement and subsequently amended in June 2013, Mr. Pollard was granted non-qualified stock options to purchase 2,250,000 shares of our common stock at $0.10 per share. The stock options will have a cashless exercise option and a tag along sales option for Mr. Pollard should the CEO or other members of the Board of Directors elect to sell the shares of common stock prior to a public stock offering. See the table below for a description of the vesting provisions and term of the stock options.

(3) Effective July 1, 2014, we entered into an Executive Employment Agreement with Terrence R. Manning, to become our President and Chief Operating Officer, and the President and CEO of TFI Operating. The Agreement provides for Mr. Manning to receive a monthly fee of $8,487 for providing 12 days of work, to be modified if necessary. In addition, Mr. Manning: i) shall be eligible to receive up to 500,000 shares of our common stock based upon his performance as measurable quantitative milestones and mutually agreed upon between himself and the Board of Directors; and ii) he shall be entitled to participate in all benefit programs established by us. The Agreement may be terminated by either party without cause upon thirty days written notice. In addition Mr. Manning is to receive and initial option of 1,200,000 shares with a 5 year term and an exercise price of $0.10 per share. The option will vest over a 3 year period, with 10% vesting upon the signing of the agreement and 30% thereafter on the anniversary date of the employment agreement. The stock options will have a tag along sales option for Mr. Manning should the CEO or other members of the Board of Directors elect to sell the shares of common stock prior to a public stock offering.


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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2013 (the "Named Executive Officers"):

------------ ---------------------------------------------------------- -----------------------------------------
                                   OPTION AWARDS                                      STOCK AWARDS
------------ ---------------------------------------------------------- -----------------------------------------
                                                                                             Equity     Equity
                                                                                            incentive  incentive
                                                                                              plan       plan
                                                                                             awards:    awards:
                                                                                    Market    Number    Market
                                                                                    value       of        or
                                         Equity                                      of      unearned   payout
                                        incentive                                   shares    shares,  value of
                                          plan                            Number     of        units   unearned
                                         awards:                            of      units       or      shares,
              Number of                  Number of                        shares      of       other   units or
             securities    Number of    securities                       or units   stock     rights    others
             underlying   securities   underlying                        of stock    that      that      rights
             unexercised  underlying   unexercised    Option               that      have      have       that
              options     unexercised    unearned   exercise   Option    have not    not       not      have not
                (#)       options (#)     options     price  expiration   vested    vested    vested     vested
   Name      exercisable unexercisable     (#)         ($)      date        (#)       ($)       (#)        ($)
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------
W. Edward      50,000        -0-           -0-       $1.00   12/15/16      -0-      $ -0-      -0-        -0-
Nichols,
CEO
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------

Charles      2,250,000       -0-           -0-       $0.10    3/5/18    1,631,507  $221,885    -0-        -0-
Pollard,
Former
President
and COO         50,000       -0-           -0-       $1.00   12/15/16      -0-       $-0-      -0-        -0-
)1)
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------

(1) Mr. Pollard resigned as President and COO on June 17, 2014.


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended December 31, 2013:

------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
                                                                           NON-QUALIFIED
                      FEES EARNED                          NON-EQUITY        DEFERRED
                      OR PAID IN    STOCK     OPTION     INCENTIVE PLAN    COMPENSATION       ALL OTHER
    NAME      YEAR       CASH        AWARDS   AWARDS    COMPENSATION ($)     EARNINGS        COMPENSATION      TOTAL
                          ($)         ($)       ($)                             ($)              ($)            ($)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
W. Edward     2013       $-0-         $-0-      $-0-          $-0-             $-0-              $-0-          $-0-
Nichols(1)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Charles       2013       $-0-         $-0-      $-0-          $-0-             $-0-              $-0-          $-0-
Pollard(2)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
William F.    2013       $-0-         $-0-      $13           $-0-             $-0-              $-0-          $13
Young(3)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------

Lester        2013       $-0-         $-0-      $13           $-0-             $-0-              $-0-          $13
Ranew(3)(5)

------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Paul Dragul   2013       $-0-         $-0-      $13           $-0-             $-0-              $-0-          $13
(3)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------
Donald        2013       $-0-         $-0-      $-0-          $-0-             $-0-              $-0-          $-0-
Walford (4)
------------- ------ -------------- --------- --------- ----------------- ---------------- ----------------- ----------

(1) Mr. Nichols receives a salary pursuant to an agreement with the Company for his services to the Company. As discussed in the Executive Compensation table. During the year ended December 31, 2013, Mr. Nichols received total compensation of $195,026, including an option exercisable for 50,000 shares of the Company's common stock.
(2) Mr. Pollard received a salary pursuant to an agreement with the Company for his services as an officer of the Company. During the year ended December 31, 2013, Mr. Pollard received total compensation of $201,896, including options exercisable for 2,300,000 shares of the Company's common stock.
(3) During the year ended December 31, 2013, Messrs. Young, Ranew and Dragul were each issued an option exercisable for 25,000 shares for their services. The options were valued using Black-Scholes at $13 each.
(4) Mr. Walford receives a salary pursuant to an employment agreement with the Company for his services as an officer of the Company. On February 27, 2014, he resigned as a Director.

(5)  Mr. Ranew resigned as a director of the Company on June 30, 2014.


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

                             OFFICERS AND DIRECTORS

                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL      PERCENT OF
TITLE OF CLASS           NAME OF BENEFICIAL OWNER (1)               OWNER           CLASS (2)
----------------- ------------------------------------------- ------------------- ---------------
Common shares     W. Edward Nichols, Chief Executive
                  Officer, Chairman of the Board &                2,000,000           17.12%
                  Secretary(3)

Common shares     Charles Pollard, Director, Former President,
                  Chief Operating Officer & Former CEO of TFI
                  Operating Company, Inc.                                -0-           -0-%
                  Company, Inc. (4)

Common shares     William Young, Director (5)                       400,000            3.42%

Common shares     Paul Dragul, Director (6)                         162,000            1.38%

Common shares     Lester Ranew, Former Director (7)                  66,667            0.57%

Common shares     Donald Walford, Former Director (8)             2,000,000           17.12%
----------------- ------------------------------------------- ------------------- ---------------
Common shares     All Directors and Executive Officers as a       2,628,667           22.50%
                  Group (5 persons)
-----------------                                             ------------------- ---------------

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

(4) Mr. Pollard holds an option exercisable for 2,250,000 shares of our common stock. The option has a term of 3 years and an exercise price of $0.10 per share. The option does provide for a cashless exercise. Mr. Pollard also holds an option exercisable for 50,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share. Mr. Pollard holds a Secured Convertible Promissory Note for $300,000 convertible into shares of our common stock at $3.60 per share. Mr. Pollard resigned his executive positions as President and COO on June 17, 2014. He remains a director of the Company.

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

(6) Mr. Dragul holds 137,000 shares of common stock directly and 25,000 shares indirectly through NTC & Co for the benefit of Paul Dragul. In addition, Mr. Dragul holds an option exercisable for 25,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share.
(7) Mr. Ranew holds an option exercisable for 25,000 shares of our common stock with a term of 3 years and an exercise price of $1.00 per share. Mr. Ranew is to receive 6,037 shares of our common stock which are currently held in escrow on behalf of the Gulfstar shareholders. Mr. Ranew holds a Secured Convertible Promissory Note for $300,000, convertible into shares of our common stock at $3.60 per share. On March 31, 2014, Mr. Ranew purchased 300,000 warrants issued by the Company in consideration for and cancellation of his promissory note issued to him by the Company in the amount of $300,000. Tincup Oil and Gas, LLC of which Mr. Ranew is a member, holds a Secured Convertible Promissory Note for $250,000, convertible into shares of our common stock at $3.60 per share. Mr. Ranew resigned as a director on June 30, 2014.

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

EMPLOYMENT AGREEMENTS

We have employment agreements as of July 1, 2014, with our key officers, as listed below. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

     NAME                      POSITION                   ANNUAL COMPENSATION
--------------------   -------------------------------   ---------------------
Donald Walford         Former Executive Vice President
                       of Finance                             $192,000 (1)

Charles Pollard        Former President & COO                 $210,000 (2)

W. Edward Nichols      CEO, Chairman
                       and Secretary                          $180,000 (3)

Terrence R. Manning    President & COO                        $101,844 (4)
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

(2) Effective March 1, 2013, we entered into an Executive Employment Agreement with Charles Pollard to become our Chief Operating Officer and Director and the CEO of TFI Operating. On June 17, 2014, Mr. Pollard resigned as the President and Chief Operating Officer of the Company and the CEO of TFI Operating. Pursuant to the Agreement, Mr. Pollard received a base salary of $210,000 per year. The base salary thereafter was reassessed annually by the Board of Directors based upon the performance of Mr. Pollard. In addition, Mr. Pollard:
i) shall be eligible to receive up to 500,000 shares of our common stock based upon his performance as to the production and reserve growth of us and mutually agreed upon between himself and the Board of Directors; and ii) he shall be entitled to participate in all benefit programs established by us. The Agreement may be terminated by either party without cause upon thirty days written notice. Also as part of this Agreement and subsequently amended in June 2013, Mr. Pollard was granted non-qualified stock options to purchase 2,250,000 shares of our common stock at $0.10 per share. The stock options will have a cashless exercise option and a tag along sales option for Mr. Pollard should the CEO or other members of the Board of Directors elect to sell the shares of common stock prior to a public stock offering. See the table below for a description of the vesting provisions and term of the stock options.

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

(4) Effective July 1, 2014, we entered into an Executive Employment Agreement with Terrence R. Manning, to become our President and Chief Operating Officer, and the President and CEO of TFI Operating. The Agreement provides for Mr. Manning to receive a monthly fee of $8,487 for providing 12 days of work, to be modified if necessary. In addition, Mr. Manning: i) shall be eligible to receive up to 500,000 shares of our common stock based upon his performance as measurable quantitative milestones and mutually agreed upon between himself and the Board of Directors; and ii) he shall be entitled to participate in all benefit programs established by us. The Agreement may be terminated by either party without cause upon thirty days written notice. In addition Mr. Manning is to receive and initial option of 1,200,000 shares with a 5 year term and an exercise price of $0.10 per share. The option will vest over a 3 year period, with 10% vesting upon the signing of the agreement and 30% thereafter on the anniversary date of the employment agreement. The stock options will have a tag along sales option for Mr. Manning should the CEO or other members of the Board of Directors elect to sell the shares of common stock prior to a public stock offering.

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

Charles Pollard    Former President   2,300,000       Options        Services
                   & COO

William Young      Director              25,000       Option         Services

Paul Dragul        Director              25,000       Option         Services

                                         50,000    Common Shares   Cash Services
Lester Ranew       Former Director       72,704    Common Shares       Cash
                                        200,000       Option           Cash
                                         25,000       Option         Services
-----------------------

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

Mr. Lester Ranew, a former director of the Company, purchase 6 Units in the Three Forks No. 1, representing 5.41% equity interest in Three Forks No. 1.

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

SECURED CONVERTIBLE PROMISSORY NOTES

In September 2013, we commenced a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JABS property discussed above. These notes are due in September 2014 and are convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The conversion of the convertible promissory notes into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a former director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000. At December 31, 2013, the Company owes a total of $1,475,000 in outstanding secured convertible promissory notes.

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

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard, a director and former President and COO and Mr. Lester Ranew, a former director of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew.

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

DIRECTOR INDEPENDENCE

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Messrs. Dragul and Young are "independent" as such term is used under the rules and regulations of the Securities and Exchange Commission. Mr. Nichols, as Chief Executive Officer and Chief Financial Officer of the Company, Mr. Manning as President and Chief Operating Officer and Mr. Pollard as director and as a shareholder and a Secured Debt holder, are not considered to be "independent."

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


                                Three Forks, Inc.
              -----------------------------------------------------

Dated: July 3, 2014
                                By:  /s/ W. Edward Nichols
                                     -------------------------------------------
                                     W. Edward Nichols, Chief Executive Officer
                                     and Chairman (Principal Executive &
                                     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 3, 2014
                                Three Forks, Inc.
                  --------------------------------------------


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