Form 10-K/A
period 2013-12-31
THREE FORKS, INC.
filed 2014-08-06
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                Amendment No. 3


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

Three Forks, Inc., (the "Company"), is filing this Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 10, 2014, for the sole purpose of revising the Report of the Independent Registered Public Accounting Firm included in the Three Forks, Inc. Financial Statements provided in Part I, Item 1 Financial Statements.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Three Forks, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and for the period March 28, 2012 (inception) through December 31, 2012, in conformity with generally accepted accounting principles in the United States of America.

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

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2013 (the "Named Executive Officers"):

------------ ---------------------------------------------------------- -----------------------------------------
                                   OPTION AWARDS                                      STOCK AWARDS
------------ ---------------------------------------------------------- -----------------------------------------
                                                                                             Equity     Equity
                                                                                            incentive  incentive
                                                                                              plan       plan
                                                                                             awards:    awards:
                                                                                    Market    Number    Market
                                                                                    value       of        or
                                         Equity                                      of      unearned   payout
                                        incentive                                   shares    shares,  value of
                                          plan                            Number     of        units   unearned
                                         awards:                            of      units       or      shares,
              Number of                  Number of                        shares      of       other   units or
             securities    Number of    securities                       or units   stock     rights    others
             underlying   securities   underlying                        of stock    that      that      rights
             unexercised  underlying   unexercised    Option               that      have      have       that
              options     unexercised    unearned   exercise   Option    have not    not       not      have not
                (#)       options (#)     options     price  expiration   vested    vested    vested     vested
   Name      exercisable unexercisable     (#)         ($)      date        (#)       ($)       (#)        ($)
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------
W. Edward      50,000        -0-           -0-       $1.00   12/15/16      -0-      $ -0-      -0-        -0-
Nichols,
CEO
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------
Charles      2,250,000       -0-           -0-       $0.10    3/5/18    1,631,507  $221,885    -0-        -0-
Pollard,
Former
President
and COO         50,000       -0-           -0-       $1.00   12/15/16      -0-       $-0-      -0-        -0-
(1)
------------ ----------- ------------- ------------ -------- ---------- ---------- --------- --------- ----------

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

-------------- ------------------------------------------------------------------------ ----------------------
(B)            EXHIBITS
-------------- ------------------------------------------------------------------------ ----------------------
 EXHIBIT NO.                                 DESCRIPTION
-------------- ------------------------------------------------------------------------ ----------------------
3(i).1         Articles of Incorporation of Three Forks, Inc. - 3/28/12                 (1)
-------------- ------------------------------------------------------------------------ ----------------------
3(i).2         Articles of Organization of Three Forks No. 1, LLC - 11/8/2012           (1)
-------------- ------------------------------------------------------------------------ ----------------------
3(i).3         Articles of Incorporation of Three Forks Operating Company, Inc. -       (1)
               1/2/13
-------------- ------------------------------------------------------------------------ ----------------------
3(i).4         Articles of Amendment - Name Change to TFI Operating Company, Inc. -     (1)
               2/8/13
-------------- ------------------------------------------------------------------------ ----------------------
3(i).5         Articles of Organization of Three Forks LLC No. 2 - 12/4/13              (2)
-------------- ------------------------------------------------------------------------ ----------------------
3(ii).1        Bylaws of Three Forks, Inc.                                              (1)
-------------- ------------------------------------------------------------------------ ----------------------
3(ii).2        Bylaws of TFI Operating Company (fka Three Forks Operating Company,      (1)
               Inc.)
-------------- ------------------------------------------------------------------------ ----------------------
10.1           Employment Agreement, Donald Walford                                     (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.2           Amendment to Employment Agreement, Donald Walford                        (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.3           Consulting Agreement with W. Edward Nichols                              (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.4           Amendment to Consulting Agreement with W. Edward Nichols                 (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.5           Employment Agreement, Charles Pollard                                    (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.6           Operating Agreement of Three Forks No. 1, LLC                            (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.7           Amendment to Operating Agreement of Three Forks No. 1, LLC               (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.8           Certificate of Designation of Class A Convertible Preferred Stock        (1)
-------------- ------------------------------------------------------------------------ ----------------------

10.9           Stock Option Plan                                                        (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.10          Farmout Agreement                                                        (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.11          Purchase & Sale Agreement, Three Forks, Inc. & TFI No. 1, LLC 12/31/12   (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.12          Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three         (2)
               Forks, Inc. 2/27/13
-------------- ------------------------------------------------------------------------ ----------------------
10.13          Blue Quail, Ltd. Participation Agreement 4/8/13                          (1)
-------------- ------------------------------------------------------------------------ ----------------------
10.14          1st Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc. 4/30/13
-------------- ------------------------------------------------------------------------ ----------------------
10.15          2nd Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc.
-------------- ------------------------------------------------------------------------ ----------------------
10.16          3rd Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc.
-------------- ------------------------------------------------------------------------ ----------------------
10.17          4th Amendment to Purchase, Sale & Participation Agreement, Five Jab,     (1)
               Inc. & Three Forks, Inc.
-------------- ------------------------------------------------------------------------ ----------------------
10.18          Form of Convertible Promissory Note & Mortgage, Security and Pledge      (1)
               Agreement
-------------- ------------------------------------------------------------------------ ----------------------
10.19          Operating Agreement of Three Forks No. 2, LLC                            (2)
-------------- ------------------------------------------------------------------------ ----------------------

23.1           Consent of Ralph E. Davis & Associates                                   (4)

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
-------------- ------------------------------------------------------------------------ ----------------------
99.4           Five Jabs Texas and Louisiana Map Grapic                                 Filed Herewith
-------------- ------------------------------------------------------------------------ ----------------------

99.5           Reserve Study, dated June 23, 2014                                       (4)

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

(4) Incorporated by reference from the exhibits included in the Company's Form S-1/A No. 6 as Exhibit 99.1, filed with the Securities and Exchange Commission (www.sec.gov) on August 6, 2014.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Three Forks, Inc.
              -----------------------------------------------------

Dated: August 6, 2014
                                By:  /s/ W. Edward Nichols
                                     -------------------------------------------
                                     W. Edward Nichols, Chief Executive Officer
                                     and Chairman (Principal Executive &
                                     Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 6, 2014
                                Three Forks, Inc.
                  --------------------------------------------


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