Form 10-Q
period 2014-06-30
THREE FORKS, INC.
filed 2014-08-14
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2014

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-55033

                                THREE FORKS, INC.
            ---------------------------------------------------------
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

                                 (303) 404-2160
            ---------------------------------------------------------
                         (Registrant's Telephone number)

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

As of August 6, 2014, there were 11,697,677 shares of the registrant's common stock issued and outstanding.

                                EXPLANATORY NOTE

FIVE JAB, INC.'S OIL AND GAS OPERATIONS PRIOR TO THE EFFECTIVE DATE OF THE COMPANY ACQUIRING FIVE JAB, INC. SEPTEMBER 1, 2013 ARE CONSIDERED TO BE THE OIL AND GAS OPERATIONS OF THE COMPANY'S PREDECESSOR AND, THEREFORE, HAVE BEEN REPORTED SEPARATELY IN THIS FORM 10-Q.

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               5

FINANCIAL STATEMENTS THREE FORKS, INC. (UNAUDITED)

         Balance Sheets - June 30, 2014 and December 31, 2013 (Audited)     6

         Statements of Operations -
                  Three and Six Months ended June 30, 2014 and 2013         7

         Statements of Changes in Shareholders' Equity -
                   Six Months ended June 30, 2014                           9

         Statements of Cash Flows -
                  Three and Six Months ended June 30, 2014 and 2013        10

         Notes to the Financial Statements                                 11

FINANCIAL STATEMENTS FIVE JAB, INC. (THE PREDECESSOR) (UNAUDITED)

         Balance Sheet - September 1, 2013 (Audited)                       24

         Statement of Operations -
                  Three and Six Months ended June 30, 2013                 25

         Statement of Cash Flows -
                  Three and Six Months ended June 30, 2013                 26

         Notes to Financial Statements                                     27

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        37
                  - NOT APPLICABLE

Item 4. Controls and Procedures                                            37

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                 39

Item 1A.  Risk Factors -  NOT APPLICABLE                                   39

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       39

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                  39

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                           39

Item 5.  Other Information - NOT APPLICABLE                                40

Item 6.  Exhibits                                                          40

SIGNATURES                                                                 41

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                        THREE FORKS, INC.
                                                          BALANCE SHEETS

                                                                              June 30, 2014                December 31, 2013
                                                                               (Unaudited)                     (Audited)
                                                                         -------------------------      -------------------------
ASSETS
   Current assets
Cash and cash equivalents                                                $                102,899       $                121,174
Accounts receivable trade, net                                                            314,395                        276,570
Note receivable other                                                                     100,000                        100,000
Prepaid and other current assets                                                           12,086                         20,442
                                                                         -------------------------      -------------------------
   Total current assets                                                                   529,380                        518,186
                                                                         -------------------------      -------------------------

PROPERTY AND EQUIPMENT
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                               215,072                        214,584
   Proved                                                                               6,307,129                      5,614,987
Other                                                                                      33,953                         25,554
                                                                         -------------------------      -------------------------
   Total property and equipment                                                         6,556,154                      5,855,125
Less accumulated depreciation, depletion and amortization                                (178,192)                       (65,038)
                                                                         -------------------------      -------------------------
   Net property and equipment                                                           6,377,962                      5,790,087
                                                                         -------------------------      -------------------------
   Long-term assets
Investment in equity securities                                                            50,000                              -
Other                                                                                      61,330                         61,330
                                                                         -------------------------      -------------------------
   Total long-term assets                                                                 111,330                         61,330
                                                                         -------------------------      -------------------------

   TOTAL ASSETS                                                          $              7,018,672       $              6,369,603
                                                                         =========================      =========================

CURRENT LIABILITIES
Current maturities of convertible notes                                  $                      -       $              1,475,000
Current maturities of notes                                                                     -                         24,500
Accounts payable trade                                                                    147,899                        425,133
Advances and accruals                                                                     192,517                        192,517
Notes payable and advances, related party                                                 329,976                        812,205
                                                                         -------------------------      -------------------------
   Total current liabilities                                                              670,392                      2,929,355
                                                                         -------------------------      -------------------------
   Long-term liabilities
Note payable                                                                            1,125,000                              -
Asset retirement obligations                                                              335,465                        307,854
                                                                         -------------------------      -------------------------
   Total long-term liabilities                                                          1,460,465                        307,854
                                                                         -------------------------      -------------------------

   TOTAL LIABILITIES                                                                    2,130,857                      3,237,209
                                                                         -------------------------      -------------------------

Commitments and Contingencies                                                                   -                              -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                             -                              -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,695,677 and 11,681,477 shares issued and outstanding at
   June 30, 2014 and December 31, 2013, respectively                                       11,696                         11,681
Additional paid in capital                                                              8,282,363                      5,629,205
Accumulated deficit                                                                    (3,406,244)                    (2,508,492)
                                                                         -------------------------      -------------------------
   Total stockholders' equity                                                           4,887,815                      3,132,394
                                                                         -------------------------      -------------------------

   Total liabilities and stockholders' equity                            $              7,018,672       $              6,369,603
                                                                         =========================      =========================

The accompanying notes are an integral part of these financial statements.

                                                      THREE FORKS, INC.
                                                  STATEMENTS OF OPERATIONS



                                                                               For the Three Months ended June 30,
                                                                               2014                            2013
                                                                           (Unaudited)                     (Unaudited)
                                                                       ---------------------           ---------------------
Revenue:
   Oil and gas sales                                                   $             505,155           $                  -
   Management fees                                                                    15,000                              -
                                                                       ---------------------           ---------------------
                  Total revenues                                                    520,155                               -
                                                                       ---------------------           ---------------------

Operating expenses:
   Lease operating expenses                                                          57,152                               -
   Production taxes                                                                  26,599                               -
   Depreciation, depletion and amortization                                          56,895                           1,137
   General and administrative expenses                                              540,138                         422,771
                                                                       ---------------------           ---------------------
             Total operating expenses                                               680,784                         423,908
                                                                       ---------------------           ---------------------

Loss from operations                                                               (160,629)                       (423,908)
                                                                       ---------------------           ---------------------

Other income (expense):
   Interest income                                                                      987                           1,027
   Interest expense                                                                 (12,659)                              -
                                                                       ---------------------           ---------------------
           Total other income (expense)                                             (11,672)                          1,027
                                                                       ---------------------           ---------------------

Income taxes                                                                              -                               -
                                                                       ---------------------           ---------------------

Net loss                                                               $           (172,301)           $           (422,881)
                                                                       =====================           =====================

Net loss per common share
   Basic and diluted                                                   $              (0.01)           $              (0.04)
                                                                       =====================           =====================

Weighted average number of common shares
   Basic and diluted                                                             11,555,072                      11,189,604
                                                                       =====================           =====================















The accompanying notes are an integral part of these financial statements.

                                                      THREE FORKS, INC.
                                                  STATEMENTS OF OPERATIONS

                                                                                For the Six Months ended June 30,
                                                                               2014                            2013
                                                                           (Unaudited)                     (Unaudited)
                                                                       ---------------------           ---------------------
Revenue:
   Oil and gas sales                                                   $             949,613           $                  -
   Management fees                                                                    62,000                              -
                                                                       ---------------------           ---------------------
                  Total revenues                                                  1,011,613                               -
                                                                       ---------------------           ---------------------

Operating expenses:
   Lease operating expenses                                                         551,228                               -
   Production taxes                                                                  46,107                               -
   Depreciation, depletion and amortization                                         113,154                           1,970
   General and administrative expenses                                            1,146,857                         948,399
                                                                       ---------------------           ---------------------
             Total operating expenses                                             1,857,346                         950,369
                                                                       ---------------------           ---------------------

Loss from operations                                                               (845,733)                       (950,369)
                                                                       ---------------------           ---------------------
Other income (expense):
   Other Income                                                                           -                          22,000
   Interest income                                                                    1,973                           2,013
   Interest expense                                                                 (53,992)                              -
                                                                       ---------------------           ---------------------
           Total other income (expense)                                             (52,019)                         24,013
                                                                       ---------------------           ---------------------

Loss from continuing operations
   before income taxes                                                             (897,752)                       (926,356)

Income taxes                                                                              -                               -
                                                                       ---------------------           ---------------------

Net loss from continuing operations                                                (897,752)                       (926,356)
                                                                       ---------------------           ---------------------

Discontinued operations
   Gain on disposal of property                                                           -                         143,608
                                                                       ---------------------           ---------------------
         Income from discontinued operations                                              -                         143,608
                                                                       ---------------------           ---------------------

Net loss                                                               $           (897,752)           $           (782,748)
                                                                       =====================           =====================

Net loss from continuing operations                                    $              (0.08)           $              (0.08)
                                                                       =====================           =====================

Net income from discontinued operations
   Basic and diluted                                                   $                  -            $               0.01
                                                                       =====================           =====================

Net loss per common share
   Basic and diluted                                                   $              (0.08)           $              (0.07)
                                                                       =====================           =====================

Weighted average number of common shares
   Basic and diluted                                                             11,580,821                      11,218,180
                                                                       =====================           =====================

The accompanying notes are an integral part of these financial statements.

                                                          THREE FORKS, INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY



                                          PREFERRED SHARES           COMMON SHARES       ADDITIONAL                       TOTAL
                                            NO PAR VALUE            $.001 PAR VALUE       PAID-IN     ACCUMULATED     STOCKHOLDERS'
                                        SHARES        AMOUNT       SHARES      AMOUNT     CAPITAL      (DEFICIT)          EQUITY
                                       ---------   -----------  ------------ ---------- ------------ --------------  --------------
BALANCES, December 31, 2013 (Audited)       -      $        -    11,681,477  $  11,681   $5,629,205   $(2,508,492)   $   3,132,394
 Sale of shares for cash at
  $3.00 per share                           -               -        45,867         47      137,553             -          137,600
 Sale of options for cash at
  $1.00 per option                          -               -             -          -      730,000             -          730,000
 Issuance of warrants for debt              -               -             -          -    1,690,000             -        1,690,000
 Issuance of shares for property                                      8,333          8       24,992             -           25,000
 Issuance of options for property           -               -             -          -       25,000             -           25,000
 Settlement of claims                       -               -       (40,000)       (40)       4,241             -            4,201
 Stock based compensation                   -               -             -          -       41,372             -           41,372
 Net loss for the period                    -               -             -          -            -      (897,752)        (897,752)
                                       ---------   -----------  ------------ ---------- ------------ --------------  --------------
BALANCES, JUNE 30, 2014 (UNAUDITED)         -      $        -    11,695,677  $  11,696   $8,282,363   $(3,406,244)   $   4,887,815
                                       =========   ===========  ============ ========== ============ ==============  ==============






























The accompanying notes are an integral part of these financial statements.

                                                      THREE FORKS, INC.
                                                   STATEMENTS OF CASH FLOWS

                                                                                   For the Six Months ended June 30,
                                                                                   2014                         2013
                                                                               (Unaudited)                   (Unaudited)
                                                                            -------------------          --------------------
OPERATING ACTIVITIES
   Net loss from continuing operations attributable to
     common stockholders                                                    $         (897,752)          $          (926,356)
   Income from discontinued operations                                                       -                       143,608
   Adjustments to reconcile net loss to net cash
    flows used in operating activities:
      Depreciation, depletion and amortization                                         113,154                         1,970
      Gain on settlement of claims                                                           -                       (22,000)
      Gain on sale of disposal group held for sale                                           -                      (143,608)
      Shares issued for services, related party                                              -                         2,200
      Shares issued for services                                                             -                        39,160
      Stock based compensation                                                          41,372                         7,017
      Settlement of claims                                                               4,201                             -
   Changes in operating assets and liabilities:
       Accounts receivable trade                                                       (37,825)                            -
       Prepaid and other current assets                                                  8,356                        17,975
       Disposal group held for sale                                                          -                           805
       Accounts payable trade                                                         (277,234)                      163,234
       Accrued and deposits payable                                                          -                       194,600
       Advances and accruals, related party                                            117,771                       115,054
                                                                            -------------------          --------------------

Net cash used in operating activities                                                 (927,957)                     (406,341)
                                                                            -------------------          --------------------

INVESTING ACTIVITIES
   Additions to property and equipment                                                (673,418)                   (2,365,060)
   Proceeds from sale of disposal group held for sale                                        -                     1,600,000
                                                                            -------------------          --------------------

Net cash used in investing activities                                                 (673,418)                     (765,060)
                                                                            -------------------          --------------------

FINANCING ACTIVITIES
   Sale of common shares                                                               137,600                     2,400,402
   Sale of options                                                                     730,000                             -
   Funds used to repurchase common shares                                                    -                      (975,000)
   Funds from long-term debt                                                         1,125,000                             -
   Repayment of convertible debt                                                      (385,000)                            -
   Repayment of short-term debt                                                        (24,500)                       (5,002)
                                                                            -------------------          --------------------

Net cash provided by financing activities                                            1,583,100                     1,420,400
                                                                            -------------------          --------------------

NET CHANGE IN CASH                                                                     (18,275)                      248,999

CASH, Beginning                                                                        121,174                       492,729
                                                                            -------------------          --------------------

CASH, Ending                                                                $          102,899           $           741,728
                                                                            ===================          ====================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of warrants in exchange for debt                                $        1,690,000           $                 -
                                                                            ===================          ====================
   Issuance of equity in exchange for property                              $           50,000           $                 -
                                                                            ===================          ====================
   Interest paid                                                            $           53,992           $                 -
                                                                            ===================          ====================
   Income taxes paid                                                        $                -           $                 -
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

On September 7, 2012, the Company acquired working interests between 10.12% and 10.50% in five (5) producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld county Colorado valued at $1,477,990 as well as a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan county Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company's common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, the Company was required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three year period from the date of the acquisition and this escrow account at June 30, 2014 and December 31, 2013 has a balance of $55,163 and $55,163 respectively. Effective January 1, 2013, the Company sold its entire interest in these oil and gas properties located in Weld county Colorado for $1,600,000 in cash. See Note 4 - Disposal Group Held for Sale.

On December 31, 2012, the Company entered into a Farmout Agreement ("Farmout") where the Company had a 100% working interest in 320gross/290net acres of mineral interests located in Archer county Texas subject to the Farmout. In consideration of Three Forks No. 1, LLC, a Colorado limited liability company ("Three Forks No. 1"), undertaking and paying it's pro rata portion of the costs associated with the drilling and completion of 9 wells in Archer county Texas on the Farmout property, the Company assigned 87% of the working interest in the Farmout to Three Forks No. 1. Likewise, on January 1, 2013, the Company assigned 2% of the working interest in the Farmout to two members of the Board of Directors of the Company.

Three Forks LLC No. 2 ("Three Forks No. 2") was organized in the State of Colorado on December 4, 2013. The Company is the manager of the Three Forks No. 2 and at June 30, 2014, the Company holds a 4.00% equity interest in Three Forks No. 2. Three Forks No. 2 has been organized to fund and develop the proposed drilling of additional wells in Colorado, Oklahoma and Texas.

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling approximately 1,955 gross acres known as the Five JAB, Inc. properties in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at June 30, 2014 and December 31, 2013.

OIL AND GAS ACTIVITIES

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $6,307,129 and $5,614,987 included in the amortization base at June 30, 2014 and December 31, 2013, respectively and the Company did not expense any capitalized costs for the three and six months ended June 30, 2014 and 2013, respectively.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At June 30, 2014 and December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

PROPERTY AND EQUIPMENT

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the three and six months ended June 30, 2014 and 2013, respectively. Other property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three months ended June 30, 2014 and 2013 is $56,895 and $1,137, respectively and for the six months ended June 30, 2014 and 2013 is $113,154 and $1,970, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the three and six months ended June 30, 2014 and 2013, respectively that would be indicative of possible impairment.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $1,830,809 has been fully reserved at June 30, 2014. At June 30, 2014, the Company has incurred net operating losses for income tax purposes of approximately $4,700,000. Such losses may be carried forward and are scheduled to expire in the year 2033, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2014, there were no uncertain tax positions that required accrual.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding including the effect of the Company's potentially dilutive securities. The Company's potentially dilutive securities consist of options and warrants to purchase the Company's common stock. Potentially dilutive securities are not included in the weighted average calculation for net loss per common share since their effect would be anti-dilutive due to the net loss. The treasury method is used by the Company to measure the dilutive effect of stock options and warrants. Since the option price is significantly greater than the current value of the Company's common stock, management has determined the effective exercise of the dilutive securities would have no effect on the weighted-average number of common shares outstanding for the periods presented. Therefore, the basic and diluted weighted average number of common shares outstanding for net loss from continuing operations is the same for the periods presented. At June 30, 2014 and 2013, the Company had outstanding 8,520,000 and 4,175,000, respectively of potentially dilutive options and warrants.

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

GOING CONCERN AND MANAGEMENTS' PLANS

As shown in the accompanying financial statements for the period ended June 30, 2014, the Company has reported an accumulated deficit of $3,406,244. At June 30, 2014, the Company has current assets of $529,380, including cash and cash equivalents of $102,899 and current liabilities of $670,392. The Company does recognize revenues from the properties it acquired in 2013 and continues to develop these properties to improve production.

To the extent the Company's operations are not sufficient to fund the Company's capital and current growth requirements the Company will attempt to raise capital through the sale of additional equity as well as use available funds at June 30, 2014 in the amount of $2,375,000 from its existing line of credit at Guaranty Bank and Trust. At the present time, the Company cannot provide assurance that it will be able to raise funds through the further issuance of equity in the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on March 28, 2012 through June 30, 2014, the Company has not been involved in any unconsolidated SPE transactions.

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

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

ADVANCES PAYABLE - RELATED PARTY

During the six months ended June 30, 2014, the Company was advanced funds from affiliates in the amount of $103,601 and at June 30, 2014 owes these affiliates $329,976 including accrued expenses in the amount of $14,170.

SHARES FOR SERVICES

During the six months ended June 30, 2013, a member of the Board of Directors was issued 25,000 shares of the Company's common stock in exchange for services in the amount of $2,200 or at a fair value of $0.088 per share.

CONSULTING SERVICES

During the six months ended June 30, 2014, the Company paid an officer and director $98,000 in fees and during the six months ended June 30, 2013 the Company paid two of its officers and directors $127,446 in fees as part of consulting arrangements approved by the Board of Directors.

During the six months ended June 30, 2013, the Company paid an affiliate of one of its directors $55,000 in fees as part of a consulting agreement approved by the Board of Directors.

LIMITED LIABILITY COMPANIES

The Company is the manager of Three Forks No. 1, LLC, a Colorado limited liability company. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization" and Note 9 - Management Agreement.

The Company is the manager of the Three Forks LLC No. 2 and the Company holds an equity interest of 4.00% in Three Forks LLC No. 2. Three Forks LLC No. 2 has been organized to fund and develop the proposed drilling of additional wells in Archer County, Texas. See Note 1 - Summary of Significant Accounting Policies "Nature of Operations and Organization" and Note 9 - Management Agreement.

Certain officers and members of the Board of Directors of the Company are members of Tincup Oil and Gas LLC, a Colorado limited liability company and on March 31, 2014, Tincup Oil and Gas LLC purchased 190,000 two year warrants in consideration for and cancellation of $190,000 in debt. See Note 10 - Secured Convertible Promissory Notes.

NOTE 3 - NOTE RECEIVABLE
------------------------

In May 2012, the Company loaned Holms Energy Development Corp (HEDC") $100,000 which is evidenced by an unsecured promissory note dated May 30, 2012 whereby the unpaid principal amount of the promissory note is due and payable on Demand at any time on or after March 15, 2013 including any and all unpaid and accrued interest at the rate of four percent (4%) per annum of the outstanding principal. HEDC may offset the principal amount of the promissory note with any amounts due from the Company pursuant to the certain Joint Venture Cooperation and Profit Allocation Agreement between the Company and HEDC dated May 1, 2012 ("JV Agreement") as per Note 8. At June 30, 2014 and December 31, 2013, the Company is owed $100,000 plus accrued interest in the amount of $8,329 and $6,356, respectively.

NOTE 4 - DISPOSAL GROUP HELD FOR SALE
-------------------------------------

The Company, as part of an agreement dated September 7, 2012, acquired certain oil and gas mineral interest, including five (5) producing wells, located in Weld county Colorado. The Company determined that these mineral interests were considered a Disposal Group Held for Sale as set forth in Topic 205 of the ASC and therefore, the Company at December 31, 2012 recorded the property as a separate asset in the amount of $1,472,521 [net of $5,658 in amortization] on the balance sheet. Effective January 1, 2013, the Company sold these properties for $1,600,000 in cash and recorded in the statement of operations for the six months ended June 30, 2013 a gain on the sale of assets in the amount of $143,608 under discontinued operations.

In addition and as part of the sale, the purchasers of the property deposited with the Company $400,000 to be used towards the AFE costs in the drilling of future oil and gas wells. At June 30, 2014 and December 31, 2013, the Company owes $400,000 including $209,520 due to a member of the Board of Directors.

NOTE 5 - DISCONTINUED OPERATIONS
--------------------------------

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County, CO for $1,600,000 in cash and for the six months ended June 30, 2013, the Company recorded a gain of $143,608 on the sale of the disposal group held for sale. The properties consisted solely of oil and gas properties that were acquired in 2012.

There were no operations for the three and six months ended June 30, 2014 and for the three months ended June 30, 2013.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

The property's asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for oil and gas wells. The Company has determined there is no salvage value associated with the property's tangible assets at the time the wells are retired. There were no wells retired during the three and six months ended June 30, 2014 and the property's asset retirement obligations at June 30, 2014 are $335,465.

NOTE 7 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At June 30, 2014, the Company considered its business activities to constitute a single segment.

NOTE 8 - JOINT VENTURE AGREEMENT
--------------------------------

Through June 30, 2014, the Company has paid a total of $163,456 in costs to drill an oil and gas well in Archer County Texas as part of the JV Agreement entered into between the Company and Holms Energy Development Corp. The Company will receive revenues and be responsible for 49% of the costs to drill and complete each well the Company elects to participate in on such leases that are part of the JV Agreement.

NOTE 9 - MANAGEMENT AGREEMENTS
------------------------------

THREE FORKS NO. 1, LLC

The Company is the manager of Three Forks No. 1, LLC, a partnership, and as manager received a fee for the period January 1, 2014 through March 31, 2014 in the amount of $5,000 per month. The Company received no further fees after March 31, 2014 as Three Forks No. 1 ceased its oil and gas operations. The Company owns no interest in Three Forks No. 1 but does own an 11% working interest in the Farmout property as more fully described in Note 1. For the six months ended June 30, 2014 and 2013, respectively the Company reported management fee income in the amount of $47,000 and $0, respectively including $32,000 in total fees that were due for the months of November and December of 2013.

THREE FORKS LLC NO. 2

The Company is the manager of Three Forks No. 2, a partnership, and as manager receives a fee beginning April 1, 2014 in the amount of $5,000 per month. The Company owns a 4.00% equity interest in Three Forks No. 2. For the six months ended June 30, 2014 and 2013, respectively the Company reported management fee income in the amount of $15,000 and $0, respectively.

The Company reports its investment in Three Forks No. 2 under the equity method of accounting as set forth in Topic 323 of the ASC and therefore at June 30, 2014 its carrying value is $50,000. During the six months ended June 30, 2014, the Company reported no gain or loss from its investment in Three Forks No. 2.

NOTE 10 - SECURED PROMISSORY NOTES
----------------------------------

CREDIT FACILITY

On May 9, 2014, the Company closed on a four (4) year Credit Facility with Guaranty Bank and Trust ("GBT") for a loan commitment up to $50,000,000. This Credit Facility allows the Company subject to certain terms and conditions to borrow from the Credit Facility amounts in the form of a note issued by the Company to GBT. The notes are collateralized by the Company's oil and gas properties and require that the Company pay interest monthly in arrears on the unpaid balance of the notes at varying rates but not to exceed 5.0% per annum. During the six months ended June 30, 2014, the Company borrowed $3,500,000 from the Credit Facility of which $1,125,000 was drawn down and used towards financing costs, working capital, workover of additional wells acquired from Five JAB and payment in full of outstanding promissory notes due by the Company totaling $385,000 including $300,000 owed to Mr. Pollard. The remaining $2,375,000 of funds borrowed off of the Credit Facility is available to be used by the Company at its discretion. Therefore, at June 30, 2014, the Company owes $1,125,000 on the debt and during the three months ended June 30, 2014, the Company paid $7,583 of interest on the debt.

SECURED CONVERTIBLE PROMISSORY NOTES

In September 2013, the Company commenced a private offering of $2,000,000 of Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed in Note 1. These promissory notes in the amount of $1,475,000 have a maturity date in September 2014 including interest at the rate of 10% per annum on the unpaid balance and are convertible into shares of the Company's common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the promissory note. One of the subscribers of this offering is Tincup Oil and Gas, LLC, which subscribed for a $250,000 promissory note. A director of the Company is a member of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of promissory notes purchased 1,390,000 of two year warrants in consideration for and cancellation of $1,390,000 of debt. During the three months ended June 30, 2014, the Company paid $85,000 in cash to the holders of the promissory notes and therefore at June 30, 2014, the Company has paid in full the debt.

Separately and apart, an officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five JAB properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2,

2014 and stated interest, that at the due date they will each receive an additional consideration totaling $15,000 in fees. During the three months ended March 31, 2014, Mr. Ranew purchased 300,000 of two year warrants in consideration for and cancellation of his $300,000 promissory note. During the three months ended June 30, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note. Therefore, at June 30 2014, the Company has paid in full the debt.

NOTE 11 - SHARE BASED COMPENSATION
----------------------------------

FORMER PRESIDENT AND CHIEF OPERATING OFFICER

The Company granted to its former President and Chief Operating Officer effective March 5, 2013 and amended March 1, 2014, cashless options to acquire up to 2,250,000 shares of the Company's common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options are fully vested. These options are not part of the Company's 2013 Stock Incentive Plan.

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

The following table summarizes information related to the outstanding and vested options and warrants at June 30, 2014:

                                                          Outstanding and
                                                          Vested Options
                                                           and Warrants
                                                      ------------------------
Number of shares
  Non-Qualified stock options                                 5,895,000
  2013 Stock Incentive Plan                                   2,625,000

Weighted average remaining contractual life
  Non-Qualified stock options                                3.08 years
  2013 Stock Incentive Plan                                  3.26 years

Weighted average exercise price
  Non-Qualified stock options                                     $0.50
  2013 Stock Incentive Plan                                       $0.54

Number of shares vested
  Non-Qualified stock options                                 5,895,000
  2013 Stock Incentive Plan                                   2,063,790

Aggregate intrinsic value
  Non-Qualified stock options                                  $215,728
  2013 Stock Incentive Plan                                    $144,757

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options issued and outstanding. During the six months ended June 30, 2014 and 2013, the Company granted and sold options and warrants that had a total fair value of $0 and $289,758, respectively and reported $20,686 and $4,049 as compensation expense for the three months ended June 30, 2014 and 2013, respectively and $41,372 and $7,017 as compensation expense for the six months ended June 30, 2014 and 2013, respectively in the statements of operations.

No options or warrants were exercised or expired during the six months ended June 30, 2014 and 2013. The fair value of the options and warrants granted and sold were estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

         Volatility                         123.60%
         Expected Option Term               2-5 years
         Risk-free interest rate            11% - 17%
         Expected dividend yield            0.00%

The expected term of the options and warrants granted and sold were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

PREFERRED SHARES

The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At June 30, 2014 and December 31, 2013, the Company has no preferred shares issued and outstanding.

COMMON SHARES

The Company is authorized to issue 100,000,000 shares of $0.001 voting common stock. At June 30, 2014 and December 31, 2013 there were a total of 11,695,677 and 11,681,477 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2014, the Company, as part of a private placement, sold 45,867 shares of its common stock for $137,600 or $3.00 per share and issued 25,000 shares of its common stock in exchange for one unit of membership interest in Three Forks No. 1, LLC valued at $25,000. Also, the Company sold three year options to acquire 730,000 shares of its common stock at an exercise price of $1.00 per share in exchange for cash in the amount of $730,000 and issued three year options to acquire 25,000 shares of its common stock at an exercise price of $1.00 per share in exchange for one unit of membership interest in Three Forks LLC No. 2.

During the six months ended June 30, 2013, as part of a private placement, the Company sold 898,356 shares of its common stock for cash in the amount of $2,400,402.

In addition, during the six months ended June 30, 2013, as described in Note 2, the Company issued 25,000 shares of its common stock in exchange for services valued at $2,200 and issued 445,000 shares of its common stock in exchange for services valued at $39,160 or $0.088 per share.

REPURCHASE OF COMMON SHARES

During the six months ended June 30, 2014, the Company entered into a settlement agreement with a former officer and director to settle certain claims against the employee and as part of the agreement the Company agreed to repurchase 40,000 shares of the Company's common stock owned by the employee as well as personal property valued at $4,201 in exchange for the assumption of a loan due to Three Forks No. 1, LLC in the amount of $25,000 plus interest in the amount of $1,701 and as a result the Company realized $4,201 in equity.

During the six months ended June 30, 2013, the Company entered into a settlement agreement with one of its employees to settle certain claims against the employee valued at $22,000 in exchange for the employee returning to the Company 250,000 shares of their common stock. Also, the Company agreed to repurchase from the employee 100,000 shares of their common stock in exchange for $150,000 in cash.

In addition, during the six months ended June 30, 2013, the Company entered into a repurchase agreement with two of its shareholders, including a director, to acquire their 275,000 shares of common stock in exchange for cash of $825,000 of which 83,334 shares of common stock was repurchased from the director for cash of $250,000 or $3.00 per share.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASE

The Company leases office space in Broomfield, Colorado under a non-cancelable operating lease that allows either party the option to terminate the lease. Rent expense for the three and six months ended June 30, 2014 and 2013 was $16,576 and $17,775, respectively and $33,152 and $29,577, respectively. The following table summarizes the future minimum payments under this non-cancelable lease at June 30, 2014:

                  2014              $   33,152
                  2015              $   38,677
                  2016              $        -
                  2017              $        -
                  2018              $        -
                                    ----------
                                    $   71,829

CONSULTING AGREEMENTS

Effective November 1, 2013, the Company entered into a twelve month agreement with a consultant to perform services at the rate of $200,000 per year under certain terms and conditions that includes the granting of non-qualified stock options in exchange for cash of $50,000 to acquire up to 1,000,000 shares of the Company's common stock at an option price of $.010 per share over a five year period from the effective date of the grant. The options are fully vested.

The Company entered into a four year agreement effective September 1, 2012 and amended March 1, 2014 and 2013 with its Chief Executive Officer to perform services at the base rate of $204,000 per year under certain terms and conditions. In addition, the CEO shall earn a bonus of one half of one percent of the net asset increase over the prior year effective for the period beginning October 1, 2012. The bonus shall be paid every six months and the amount earned for the period October 1, 2012 through March 31, 2014 and due to the CEO at June 30, 2014 is $14,170.

EMPLOYMENT AGREEMENTS

The Company entered into a three year employment agreement effective March 1, 2013 and amended March 1, 2014 with its former President and Chief Operating Officer that included compensation of a base salary of $250,000 per year under certain terms and conditions including non-qualified stock options as described in Note 11. This agreement was terminated during the three months ended June 30 2014.

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

EMPLOYMENT AGREEMENT

The Company entered into a three year employment agreement on June 10, 2014 to become effective July 7, 2014 with its President and Chief Operating Officer that included among other benefits compensation of a base salary of $8,487 per month and reimbursement of expenses at no less than $7,876 per month under certain terms and conditions including cashless options to acquire up to 1,200,000 shares of the Company's common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options vest at the rate of 10% upon the effective date of the agreement and an additional 30% vesting on each of the first, second and third anniversary dates of the effective date of the agreement. These options are not part of the Company's 2013 Stock Incentive Plan.

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

                                     FIVE JAB, INC.
                                 STATEMENT OF OPERATIONS




                                                  For the Three         For the Six
                                                   Months Ended         Months Ended
                                                  June 30, 2013        June 30, 2013
                                                   (Unaudited)          (Unaudited)
                                                -------------------  -------------------
Revenue:
  Oil and gas sales                             $        $ 729,437   $        1,316,372
                                                -------------------  -------------------
                   Total revenues                          729,437            1,316,372
                                                -------------------  -------------------

Operating expenses:
  Lease operating expense                                  280,439              428,431
  Production taxes                                          36,413               64,264
  General and administrative expense                        33,075               48,375
  Depreciation, depletion and amortization                  35,915               73,110
                                                -------------------  -------------------
              Total operating expenses                     385,842              614,180
                                                -------------------  -------------------

Income from operations                                     343,595              702,192

Other Income
  Gain on sale of oil and gas properties                 1,032,548            1,032,548
                                                -------------------  -------------------
                 Total other income                      1,032,548            1,032,548

Income before income taxes                               1,376,143            1,734,740

Income taxes                                                     -                    -
                                                -------------------  -------------------

Net income                                      $        1,376,143   $        1,734,740
                                                ===================  ===================


















See accompanying notes are an integral part of these financial statements.

                                 FIVE JAB, INC.
                             STATEMENT OF CASH FLOWS




                                                              For the Six
                                                             Months Ended
                                                             June 30, 2013
                                                              (Unaudited)
                                                          --------------------
OPERATING ACTIVITIES
   Net income attributable to owners                      $         1,734,740
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                          73,110
     Gain on sale of oil and gas properties                         1,032,548
     Changes in:
       Accrued liabilities                                              6,877
                                                          --------------------

Net cash provided by operating activities                           2,847,275
                                                          --------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                             (265,248)
   Proceeds from sale of oil and gas properties                     1,900,000
                                                          --------------------

Net cash provided by investing activities                           1,634,752
                                                          --------------------

FINANCING ACTIVITIES
   Distributions to owners                                         (4,482,027)
                                                          --------------------

Net cash (used in) by financing activities                         (4,482,027)
                                                          --------------------

NET CHANGE IN CASH                                                          -

CASH, Beginning                                                             -
                                                          --------------------

CASH, Ending                                              $                 -
                                                          ====================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                          $                 -
                                                          ====================
   Income taxes paid                                      $                 -
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

NATURE OF OPERATIONS AND ORGANIZATION

Five JAB, Inc. ("Five JAB"), an operator of oil and gas properties, and a number of other owners own 75% of the working interest in certain leases located in the states of Texas and Louisiana (the "Business" or "Five JAB, Inc."). These leases are held by production leaseholds only and include 11 producing crude oil wells and one well that also produced natural gas (the "Properties"). In addition, all of the wells were purchased by the Business and therefore there are no drilling costs incurred by the Business.

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

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the three and six months ended June 30, 2013 was $35,915 and $73,110, respectively.

OTHER COMPREHENSIVE INCOME

The Company has no material components of other comprehensive income and accordingly, net income is equal to comprehensive income for the periods presented.

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

     - In Archer County, Texas, we have a 33.25 % WI through a Farmout in 290 net, 320 gross acres with 5 wells. During the three months ended June 30, 2014, Three Forks No. 1, LLC effectively transferred its working interest in the Farmout acreage to Three Forks LLC No. 2 which is managed by Three Forks, Inc. Three Forks, Inc. has a 25 percent working interest in the Three Forks LLC No. 2 projects.

     - In Pottawatomie County, Oklahoma, we have a 25% WI in 290/290 net/gross acres upon which two wells have been drilled and put into production. In Seminole County, Oklahoma we also have two wells in which we have a 25% WI on a lease containing 160/160 net/gross acres.

     - The Five JAB project is located in Southeast Texas - Southwest Louisiana where we have a non-operated 75% WI in 13 producing wells, 9 service wells and 14 additional wellbores.

     - In Weld County, Colorado, we have a 67.125% WI through a Farmout in 107 net, 160 gross acres with 5 wells.

We intend to acquire additional acreage to drill in other areas where deemed attractive, though no such additional prospects have been identified at the time of this filing. Our milestones for the next twelve months include:

------------------- ------------------------------------------------------------
  3rd Quarter 2014  o  Drill and complete 1-2 additional wells in Archer County;
                    o  Drill and complete 1-2 additional wells in Oklahoma;
                    o  2-3 well workovers in Five JAB projects
------------------- ------------------------------------------------------------
  4th Quarter 2014  o  Drill and complete 5-6 wells in new development areas;
                    o  5-7 well workovers in Five JAB projects
------------------- ------------------------------------------------------------
  1st Quarter 2015  o  Drill and complete 2-3 wells in new development  areas
------------------- ------------------------------------------------------------
  2nd Quarter 2015  o  Finish completing 2-3 wells in new development areas
------------------- ------------------------------------------------------------

Our Budget for operations in the next year is as follows:

Working Capital                                            $ 3,000,000
Workover of Five JAB Wells                                 $ 1,200,000
Targeted Acquisition                                       $ 6,400,000
Drilling and Development of new areas                      $ 2,000,000
Fees, commissions and general expenses                     $ 2,400,000
                                                        ---------------
                                                           $15,000,000

The Company may change any or all of the budget categories in the execution of its business model. None of the line items are to be considered fixed or unchangeable.

CAPITAL PLANS

We have conducted a Private Offering of shares of our restricted common stock for capital and, as a result, from March 28, 2012 (inception) through August 6, 2014, the Company had sold approximately 5,500,000 shares of its common stock, raising a total of approximately $5,000,000.

We sold options to acquire shares of our Company common stock and thus from March 28, 2012 (inception) through August 6, 2014, the Company has granted options to acquire 980,000 shares of the common stock at an exercise price of $1.00 per share in exchange for cash of $980,000.

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

During the six months ended June 30, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000 and in addition, the Company paid $145,000 in cash on the debt. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, at June 30, 2014, the Company has in full the debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, officers and directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owes a total of $600,000 to Mr. Pollard and Mr. Ranew. Their promissory notes have a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allow for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014 and stated interest, that at the due date they will each receive an additional consideration totaling $15,000 in fees. During the three months ended March 31, 2014, Mr. Ranew purchased 300,000 of two year warrants in consideration for and cancellation of his $300,000 promissory note. During the three months ended June 30, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note. Therefore, at June 30 2014, the Company has paid in full the debt.

On May 9, 2014, the Company closed on a four (4) year Credit Facility with Guaranty Bank and Trust ("GBT") for a loan commitment up to $50,000,000. This Credit Facility allows the Company subject to certain terms and conditions to borrow from the Credit Facility amounts in the form of a note issued by the Company to GBT. The notes are collateralized by the Company's oil and gas properties and require that the Company pay interest monthly in arrears on the unpaid balance of the notes at varying rates but not to exceed 5.0% per annum. During the six months ended June 30, 2014, the Company borrowed $3,500,000 from the Credit Facility of which $1,125,000 was drawn down and used towards financing costs, working capital, workover of additional wells acquired from Five JAB and payment in full of outstanding promissory notes due by the Company totaling $385,000 including $300,000 owed to Mr. Pollard. The remaining $2,375,000 of funds borrowed off of the Credit Facility is available to be used by the Company at its discretion. Therefore, at June 30, 2014, the Company owes $1,125,000 on the debt and during the three months ended June 30, 2014, the Company paid $7,583 of interest on the debt.

Based on our current cash reserves of $102,899 at June 30, 2014 and the additional funding available on May 9, 2014 from the Credit Facility in the amount of $2,375,000, we have the cash for our operational budget for the remainder of 2014. We had recognized minimal revenues from our operational activities during the year ended December 31, 2013. During the six months ended June 30, 2014, we recognized revenues of $949,613 from oil and gas sales and expect to consistently recognize revenues from our oil and gas activities during the year including additional revenues from existing properties as a result of workovers on the wells.

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

Workovers were initiated in September of 2013 and three were completed in 2013. Another 3 workovers were completed during the first six months of 2014. The cost for all the workovers is estimated to total $1.2 million (net) and is forecast to double production.

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

RESULTS OF OPERATIONS OF THREE FORKS, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

During the three months ended June 30, 2014, the Company recognized $520,155 in revenue from its operational activities comprised of $505,155 from the sale of oil and gas and $15,000 from management fees. The $505,155 in sales was a result of the sale of 4,649 barrels of oil at an average price of $107 per barrel and 699 MCF of gas at an average price of $4.61 per MCF. During the three months ended June 30, 2013, the Company did not recognize any revenues from its operational activities.

During the three months ended June 30, 2014, the Company incurred operating expenses of $680,784 as compared to the three months ended June 30, 2013 of $423,908. The increase of $256,876 was primarily a result of the Company's increased operational activities due to the acquisition of certain properties, discussed above, and the Company's focus on filing registration statements with the SEC.

During the three months ended June 30, 2014, the Company recognized the following operating expenses:

                                                        Three Months Ended
                                                           June 30, 2014
                                                       --------------------
Operating Expense:
     Lease operating expenses                          $            57,152
     Production taxes                                               26,599
    Depreciation, depletion and amortization                        56,895
    General and administrative expenses                            540,138
                                                       --------------------
       Total Operating Expenses:                       $           680,784

Of the $540,138 in general and administrative expenses incurred during the three months ended June 30, 2014, approximately 50% of the expenses are related to the Company filing as a public reporting company that are comprised of legal, auditing and accounting professional fees as well as other consulting and investor relations fees.

During the three months ended June 30, 2014, the Company recognized a net loss of $172,301 as compared to a net loss of $422,881 during the three months ended June 30, 2013. The decrease of $263,279 was a direct result of the $256,876 increase in operating expenses discussed above, offset by the increase in revenues of $520,155 and an increase in other expense of $12,679.

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

During the six months ended June 30, 2014, the Company recognized $1,011,613 in revenue from its operational activities comprised of $949,613 from the sale of oil and gas and $62,000 from management fees. The $949,613 in sales was a result of the sale of 9,106 barrels of oil at an average price of $102 per barrel and 4,789 MCF of gas at an average price of $4.06 per MCF. During the six months ended June 30, 2013, the Company did not recognize any revenues from its operational activities

During the six months ended June 30, 2014, the Company incurred operating expenses of $1,857,346 as compared to the six months ended June 30, 2013 of $950,369. The increase of $906,977 was primarily a result of the Company's increased operational activities due to the acquisition of certain properties, discussed above, and the Company's focus on filing registration statements with the SEC.

During the six months ended June 30, 2014, the Company recognized the following operating expenses:

                                                         Six Months Ended
                                                           June 30, 2014
                                                       ---------------------
Operating Expense:
     Lease operating expenses                          $            551,228
     Production taxes                                                46,107
    Depreciation, depletion and amortization                        113,154
    General and administrative expenses                           1,146,857
                                                       ---------------------
       Total Operating Expenses:                       $          1,857,346

Of the $1,146,857 in general and administrative expenses incurred during the six months ended June 30, 2014, approximately 48% of the expenses are related to the Company filing as a public reporting company that are comprised of legal, auditing and accounting professional fees as well as other consulting and investor relations fees.

During the six months ended June 30, 2014, the Company recognized a net loss of $897,752 as compared to a net loss of $926,356 during the six months ended June 30, 2013. The decrease of $28,604 was a direct result of the $906,977 increase in operating expenses discussed above, offset by the increase in revenues of $1,011,613 and an increase in other expense of $76,032 along with a decrease in a gain of $143,608 on the disposal of property from discontinued operations.

LIQUIDITY OF THREE FORKS, INC.

At June 30, 2014, the Company had total current assets of $529,380 and total current liabilities of $670,392 resulting in a working capital deficit of $141,012.

During the six months ended June 30, 2014, the Company used $927,957 in funds towards its operational activities. The Company recognized a net loss of $897,752 which was adjusted for such non-cash items as $113,154 in depreciation, depletion and amortization, $41,372 in stock based compensation and $4,201 from settlement of claims. During the six months ended June 30, 2013, the Company used $406,341 in funds toward its operational activities. The Company recognized a net loss of $926,356 which was adjusted for the non-cash items as $1,970 in depreciation, depletion and amortization, $22,000 gain on the settlement of claims, $143,608 gain on the sale of disposal group held for sale, $41,360 in shares issued for services and $7,017 in stock based compensation.

During the six months ended June 30, 2014, the Company used $673,418 in its investing activities comprised of additions to property and equipment. During the six months ended June 30, 2013, the Company used $765,060 in its investing activities comprised of the proceeds from the sale of disposal group held for sale in the amount of $1,600,000 net of additions to property and equipment in the amount of $2,365,060.

During the six months ended June 30 2014, the Company was provided $1,583,100 from its financing activities comprised of sale of common shares in the amount of $137,600, sale of options in the amount of $730,000, funds from credit facility of $1,125,000 net of repayment of debt in the amount of $409,500. During the six months ended June 30, 2013, the Company was provided $1,420,400 from its financing activities comprised of sale of common shares in the amount of $2,400,402 net of funds used to repurchase common shares in the amount of $975,000 and repayment of debt in the amount of $5,002.

FINANCING ACTIVITIES

COMMON STOCK OFFERINGS

During the six months ended June 30, 2014, as part of a private placement, the Company sold 45,687 shares of its common stock for cash in the amount of $137,600. During the six months ended June 30, 2013, the Company as part of a private placement, the Company sold 898,356 shares of its common stock for cash in the amount of $2,400,002 or from $1.50 to $3.00 per share.

SALE OF OPTIONS

During the six months ended June 30, 2014, the Company sold options to acquire 730,000 shares of its common stock at an exercise price of $1.00 per share in exchange for cash in the amount of $730,000.

REPURCHASE COMMON SHARES

During the six months ended June 30, 2014, the Company entered into a settlement agreement with a former officer and director to settle certain claims against the employee and as part of the agreement the Company agreed to repurchase 40,000 shares of the Company's common stock owned by the employee as well as personal property valued at $4,201 in exchange for the assumption of a loan due to Three Forks No. 1, LLC in the amount of $25,000 plus interest in the amount of $1,701 and as a result the Company realized $4,201 in equity.

During the six months ended June 30, 2013, the Company entered into a settlement agreement with one of its employees to settle certain claims against the employee valued at $22,000 in exchange for the employee returning to the Company 250,000 shares of their common stock. Also, the Company agreed to repurchase from the employee 100,000 shares of their common stock in exchange for $150,000 in cash.

In addition, during the six months ended June 30, 2013, the Company entered into a repurchase agreement with two of its shareholders, including a director, to acquire their 275,000 shares of common stock in exchange for cash of $825,000 of which 83,334 shares of common stock was repurchased from the director for cash of $250,000 or $3.00 per share.

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

To assist in funding its current business plan, the Company has now procured a Credit Facility through Guaranty Bank and Trust that will allow the Company to meet its needs within the next year to pay for participation, investigation, exploration and acquisition of oil and gas properties as well as working capital. However, we can make no assurance or representation that funds will be available from the new Credit Facility to carry out the business plan. Further, the Company has the ability to sell its own common stock as well as options to acquire common stock of the Company.

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

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $6,307,129 and $5,614,987 included in the amortization base at June 30, 2014 and December 31, 2013, respectively and the Company did not expense any capitalized costs for the three and six months ended June 30, 2014 and 2013.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At June 30, 2014 and December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the three and six months ended June 30, 2014 and 2013.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three months ended June 30, 2014 and 2013 is $56,895 and $1,137, respectively and for the six months ended June 30, 2014 and 2013 is $113,154 and $1,970, respectively.

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the financial statements based on their fair values.

RESULTS OF OPERATIONS OF FIVE JAB, INC.

During the three months ended June 30, 2013, Five JAB, Inc. recognized revenues of $729,437 from oil and gas sales and incurred operating expenses of $385,842 comprised of $280,439 of lease operating expense, $36,413 of production taxes, $33,075 of general and administrative expense and $35,915 of depreciation, depletion and amortization expense. During the three months ended June 30, 2013, Five JAB, Inc. recognized gain on the sale of oil and gas properties of $1,032,548. During the three months ended June 30, 2013, Five JAB, Inc. recognized net income of $1,376,143.

During the six months ended June 30, 2013, Five JAB, Inc. recognized revenues of $1,316,372 from oil and gas sales and incurred operating expenses of $614,180 comprised of $428,431 of lease operating expense, $64,264 of production taxes, $48,375 of general and administrative expense and $73,110 of depreciation, depletion and amortization expense. During the six months ended June 30, 2013, Five JAB, Inc. recognized gain on the sale of oil and gas properties of $1,032,548. During the six months ended June 30, 2013, Five JAB, Inc. recognized net income of $1,734,740.

LIQUIDITY OF FIVE JAB, INC.

At September 1, 2013, Five JAB, Inc. had no assets or liabilities.

During the six months ended June 30, 2013, Five JAB, Inc. was provided funds of $2,847,275 from its operating activities, was provided funds of $1,634,752 from its investment activities and used funds of $4,482,027 in its financing activities.

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

We have concluded that our internal controls over financial reporting were ineffective as of June 30, 2014 due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of April 1, 2014 through June 30, 2014, the Company made the following issuances of its equity securities.

------------------- --------------- -------- --------------- -------------------
                       TITLE OF      NO. OF
   DATE OF SALE       SECURITIES     SHARES   CONSIDERATION   CLASS OF PURCHASER
------------------- --------------- -------- --------------- -------------------
April and May 2014   Common Shares   29,000     $ 87,000     Business Associates
------------------- --------------- -------- --------------- -------------------
April and May 2014      Options        --       $505,000     Business Associates
------------------- --------------- -------- --------------- -------------------

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

 Exhibit 101.SCH    XBRL Taxonomy Extension Schema Document (1)

 Exhibit 101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document (1)

 Exhibit 101.DEF    XBRL Taxonomy Extension Definition Linkbase Document (1)

 Exhibit 101.LAB    XBRL Taxonomy Extension Label Linkbase Document (1)

 Exhibit 101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document (1)
------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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




                                THREE FORKS, INC.
                        --------------------------------
                                  (REGISTRANT)



Dated:  August 14, 2014                 By: /s/ W. Edward Nichols
                                        ----------------------------------
                                        W. Edward Nichols,
                                        (Chief Executive Officer &
                                        Principal Accounting Officer)