Form 10-Q
period 2014-09-30
THREE FORKS, INC.
filed 2014-11-14
CIK 1548082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2014

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

                     PO BOX 1510, JOHNSTOWN, COLORADO 80534
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 404-2160
               --------------------------------------------------
                         (Registrant's Telephone number)

            555 ELDORADO BLVD., SUITE 100, BROOMFIELD, COLORADO 80021
            ---------------------------------------------------------
            (Former Address and phone of principal executive offices)

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

As of November 14, 2014, there were 11,697,677 shares of the registrant's common stock issued and outstanding.

                                EXPLANATORY NOTE

FIVE JAB, INC.'S OIL AND GAS OPERATIONS PRIOR TO THE EFFECTIVE DATE OF THE COMPANY ACQUIRING FIVE JAB, INC. SEPTEMBER 1, 2013 ARE CONSIDERED TO BE THE OIL AND GAS OPERATIONS OF THE COMPANY'S PREDECESSOR AND, THEREFORE, HAVE BEEN REPORTED SEPARATELY IN THIS FORM 10-Q.

PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements                                                 5

FINANCIAL STATEMENTS THREE FORKS, INC. (UNAUDITED)

         Balance Sheets - September 30, 2014 and December 31, 2013 (Audited)  6

         Statements of Operations -
                  Three and Nine Months ended September 30, 2014 and 2013     7

         Statements of Changes in Shareholders' Equity -
                   Nine Months ended September 30, 2014                       9

         Statements of Cash Flows -
                   Nine Months ended September 30, 2014 and 2013              10

         Notes to the Financial Statements                                    11

FINANCIAL STATEMENTS FIVE JAB, INC. (THE PREDECESSOR) (UNAUDITED)

         Balance Sheet - September 1, 2013 (Audited)                          24

         Statement of Operations -
                  Three and Nine Months ended September 30, 2013              25

         Statement of Cash Flows -
                   Nine Months ended September 30, 2013                       26

         Notes to Financial Statements                                        27

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           37
                  - NOT APPLICABLE

Item 4. Controls and Procedures                                               37

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                    39

Item 1A.  Risk Factors -  NOT APPLICABLE                                      39

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          39

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     39

Item 4.  Mine Safety Disclosure - NOT APPLICABLE                              39

Item 5.  Other Information - NOT APPLICABLE                                   39

Item 6.  Exhibits                                                             40

SIGNATURES                                                                    41

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                        THREE FORKS, INC.
                                                         BALANCE SHEETS
                                                                             September 30, 2014          December 31, 2013
                                                                                (Unaudited)                  (Audited)
                                                                          -------------------------   -------------------------
ASSETS
   CURRENT ASSETS
Cash and cash equivalents                                                 $                371,782    $                121,174
Accounts receivable trade, net                                                             273,540                     276,570
Note receivable other                                                                      100,000                     100,000
Prepaid and other current assets                                                             9,315                      20,442
                                                                          -------------------------   -------------------------
   Total current assets                                                                    754,637                     518,186
                                                                          -------------------------   -------------------------
   PROPERTY AND EQUIPMENT
Oil and gas properties at cost, full-cost method of accounting
   Unproved                                                                                215,072                     214,584
   Proved                                                                                5,982,044                   5,614,987
Other                                                                                       33,953                      25,554
                                                                          -------------------------   -------------------------
   Total property and equipment                                                          6,231,069                   5,855,125
Less accumulated depreciation, depletion and amortization                                 (245,529)                    (65,038)
                                                                          -------------------------   -------------------------
   Net property and equipment                                                            5,985,540                   5,790,087
                                                                          -------------------------   -------------------------
   LONG-TERM ASSETS
Investment in equity securities                                                             50,000                           -
Other                                                                                       61,330                      61,330
                                                                          -------------------------   -------------------------
   Total long-term assets                                                                  111,330                      61,330
                                                                          -------------------------   -------------------------
   Total assets                                                           $              6,851,507    $              6,369,603
                                                                          =========================   =========================
   CURRENT LIABILITIES
Current maturities of convertible notes                                   $                      -    $              1,475,000
Current maturities of notes                                                                      -                      24,500
Accounts payable trade                                                                      87,940                     425,133
Advances and accruals                                                                      195,626                     192,517
Notes payable and advances, related party                                                  311,010                     812,205
                                                                          -------------------------   -------------------------
   Total current liabilities                                                               594,576                   2,929,355
                                                                          -------------------------   -------------------------
   LONG-TERM LIABILITIES
Note payable                                                                             1,175,000                           -
Asset retirement obligations                                                               335,465                     307,854
                                                                          -------------------------   -------------------------
   Total long-term liabilities                                                           1,510,465                     307,854
                                                                          -------------------------   -------------------------
   Total liabilities                                                                     2,105,041                   3,237,209
                                                                          -------------------------   -------------------------

Commitments and Contingencies                                                                    -                           -

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 25,000,000 shares authorized;
   no shares issued and outstanding                                                              -                           -
Common shares, $0.001 par value, 100,000,000 shares authorized;
   11,697,677 and 11,681,477 shares issued and outstanding at
   September 30, 2014 and December 31, 2013, respectively                                   11,698                      11,681
Additional paid in capital                                                               8,315,769                   5,629,205
Accumulated deficit                                                                     (3,581,001)                 (2,508,492)
                                                                          -------------------------   -------------------------
   Total stockholders' equity                                                            4,746,466                   3,132,394
                                                                          -------------------------   -------------------------
   Total liabilities and stockholders' equity                             $              6,851,507    $              6,369,603
                                                                          =========================   =========================

   The accompanying notes are an integral part of these financial statements.

                                            THREE FORKS, INC.
                                         STATEMENTS OF OPERATIONS



                                                          For the Three Months ended September 30,
                                                            2014                            2013
                                                        (Unaudited)                     (Unaudited)
                                                    ---------------------           ---------------------
Revenue:
   Oil and gas sales                                $             560,855           $            234,058
   Management fees                                                 15,000                         48,000
                                                    ---------------------           ---------------------
                  Total revenues                                 575,855                         282,058
                                                    ---------------------           ---------------------

Operating expenses:
   Lease operating expenses                                      228,068                          61,917
   Production taxes                                               39,365                           7,742
   Depreciation, depletion and amortization                       67,337                          34,676
   General and administrative expenses                           396,719                         562,574
                                                    ---------------------           ---------------------
             Total operating expenses                            731,489                         666,909
                                                    ---------------------           ---------------------

Loss from operations                                            (155,634)                       (384,851)
                                                    ---------------------           ---------------------

Other income (expense):
   Interest income                                                   986                           1,000
   Interest expense                                              (20,110)                         (4,836)
                                                    ---------------------           ---------------------
           Total other income (expense)                          (19,124)                         (3,836)
                                                    ---------------------           ---------------------

Income taxes                                                           -                               -
                                                    ---------------------           ---------------------

Net loss                                            $           (174,758)           $           (388,687)
                                                    =====================           =====================

Net loss per common share
   Basic and diluted                                $              (0.01)           $              (0.03)
                                                    =====================           =====================

Weighted average number of common shares
   Basic and diluted                                          11,697,329                      11,462,713
                                                    =====================           =====================









   The accompanying notes are an integral part of these financial statements.

                                              THREE FORKS, INC.
                                           STATEMENTS OF OPERATIONS

                                                              For the Nine Months ended September 30,
                                                                2014                            2013
                                                            (Unaudited)                     (Unaudited)
                                                        ---------------------           ---------------------
Revenue:
   Oil and gas sales                                    $          1,510,468            $            234,058
   Management fees                                                     77,000                        112,000
                                                        ---------------------           ---------------------
                  Total revenues                                   1,587,468                         346,058
                                                        ---------------------           ---------------------

Operating expenses:
   Lease operating expenses                                          779,296                          63,917
   Production taxes                                                   85,472                           7,742
   Depreciation, depletion and amortization                          180,490                          36,645
   General and administrative expenses                             1,543,575                       1,503,956
                                                        ---------------------           ---------------------
             Total operating expenses                              2,588,833                       1,612,260
                                                        ---------------------           ---------------------

Loss from operations                                              (1,001,365)                     (1,266,202)
                                                        ---------------------           ---------------------

Other income (expense):
   Other Income                                                            -                          22,000
   Interest income                                                     2,959                           3,014
   Interest expense                                                  (74,103)                         (4,837)
                                                        ---------------------           ---------------------
           Total other income (expense)                              (71,144)                         20,177
                                                        ---------------------           ---------------------

Loss from continuing operations
   before income taxes                                            (1,072,509)                     (1,246,025)

Income taxes                                                               -                               -
                                                        ---------------------           ---------------------

Net loss from continuing operations                               (1,072,509)                     (1,246,025)
                                                        ---------------------           ---------------------

Discontinued operations
   Gain on disposal of property                                            -                         127,478
                                                        ---------------------           ---------------------
         Income from discontinued operations                               -                         127,478
                                                        ---------------------           ---------------------

Net loss                                                $         (1,072,509)           $         (1,118,547)
                                                        =====================           =====================

Net loss from continuing operations                     $              (0.09)           $              (0.11)
                                                        =====================           =====================

Net income from discontinued operations
   Basic and diluted                                    $                  -            $               0.01
                                                        =====================           =====================

Net loss per common share
   Basic and diluted                                    $              (0.09)           $              (0.10)
                                                        =====================           =====================

Weighted average number of common shares
   Basic and diluted                                              11,636,215                      11,306,667
                                                        =====================           =====================

The accompanying notes are an integral part of these financial statements.

                                                         THREE FORKS, INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY



                                      PREFERRED SHARES            COMMON SHARES          ADDITIONAL                        TOTAL
                                        NO PAR VALUE            $.001 PAR VALUE           PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                     SHARES       AMOUNT        SHARES       AMOUNT       CAPITAL        (DEFICIT)         EQUITY
                                   ---------- ------------- ------------- ------------ ------------- --------------- ---------------
BALANCES, December 31, 2013
 (Audited)                                 -  $          -    11,681,477  $    11,681  $  5,629,205  $   (2,508,492) $    3,132,394
   Sale of shares for cash at
    $3.00 per share                        -             -        47,867           49       143,552               -         143,601
   Sale of options for cash at
    $1.00 per option                       -             -             -            -       730,000               -         730,000
   Issuance of warrants for debt           -             -             -            -     1,690,000               -       1,690,000
   Issuance of shares for property                                 8,333            8        24,992               -          25,000
   Issuance of options for property        -             -             -            -        25,000               -          25,000
   Settlement of claims                    -             -       (40,000)         (40)        4,241               -           4,201
   Stock based compensation                -             -             -            -        68,779               -          68,779
   Net loss for the period                 -             -             -            -             -      (1,072,509)     (1,072,509)
                                   ---------- ------------- ------------- ------------ ------------- --------------- ---------------
BALANCES, SEPTEMBER 30, 2014
 (UNAUDITED)                               -  $          -    11,697,677  $    11,698  $  8,315,769  $   (3,581,001) $    4,746,466
                                   ========== ============= ============= ============ ============= =============== ===============
























   The accompanying notes are an integral part of these financial statements.

                                                      THREE FORKS, INC.
                                                   STATEMENTS OF CASH FLOWS

                                                                                For the Nine Months ended September 30,
                                                                                   2014                         2013
                                                                               (Unaudited)                   (Unaudited)
                                                                            -------------------          --------------------
OPERATING ACTIVITIES
   Net loss from continuing operations attributable to
     common stockholders                                                    $       (1,072,509)          $        (1,246,025)
   Income from discontinued operations                                                       -                       127,478
   Adjustments to reconcile net loss to net cash
    flows used in operating activities:
      Depreciation, depletion and amortization                                         180,490                        36,645
      Gain on settlement of claims                                                       4,202                       (22,000)
      Gain on sale of disposal group held for sale                                           -                      (127,478)
      Shares issued for services, related party                                              -                         2,200
      Shares issued for services                                                             -                        39,160
      Stock based compensation                                                          68,779                             -
   Changes in operating assets and liabilities:
       Accounts receivable trade                                                         3,030                      (148,385)
       Prepaid and other current assets                                                 11,127                       (40,334)
       Accounts payable trade                                                         (337,193)                      190,241
       Accrued and deposits payable                                                      3,109                       224,810
       Advances and accruals, related party                                             98,805                        82,776
                                                                            -------------------          --------------------
Net cash used in operating activities                                               (1,040,160)                     (880,912)
                                                                            -------------------          --------------------
INVESTING ACTIVITIES
   Additions to property and equipment, net of repayments                             (348,333)                   (2,976,228)
   Additions to other long-term assets                                                       -                        (6,208)
   Proceeds from sale of disposal group held for sale                                        -                     1,600,000
                                                                            -------------------          --------------------
Net cash used in investing activities                                                 (348,333)                   (1,382,436)
                                                                            -------------------          --------------------
FINANCING ACTIVITIES
   Sale of common shares and options                                                   873,601                     2,621,443
   Funds used to repurchase common shares                                                    -                      (975,000)
   Funds from short-term convertible notes, net of repayments                                -                     1,535,000
   Funds from long-term debt                                                         1,175,000                             -
   Repayment of convertible debt                                                      (385,000)                            -
   Funds from short-term notes, related party                                                -                       600,000
   Funds from short-term notes, net of repayment                                       (24,500)                       22,355
                                                                            -------------------          --------------------
Net cash provided by financing activities                                            1,639,101                     3,803,798
                                                                            -------------------          --------------------

NET CHANGE IN CASH                                                                     250,608                     1,540,450

CASH, Beginning                                                                        121,174                       492,729
                                                                            -------------------          --------------------
CASH, Ending                                                                $          371,782           $         2,033,179
                                                                            ===================          ====================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of warrants in exchange for debt                                $        1,690,000           $                 -
                                                                            ===================          ====================
   Issuance of equity in exchange for property                              $           50,000           $                 -
                                                                            ===================          ====================
   Interest paid                                                            $           53,992           $                 -
                                                                            ===================          ====================
   Income taxes paid                                                        $                -           $                 -
                                                                            ===================          ====================

The accompanying notes are an integral part of these financial statements.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at September 30, 2014 and December 31, 2013.

OIL AND GAS ACTIVITIES

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $5,982,044 and $5,614,987 included in the amortization base at September 30, 2014 and December 31, 2013, respectively and the Company did not expense any capitalized costs for the three and nine months ended September 30, 2014 and 2013, respectively.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At September 30, 2014 and December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)

PROPERTY AND EQUIPMENT

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the three and nine months ended September 30, 2014 and 2013, respectively.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three months ended September 30, 2014 and 2013 is $67,337 and $34,676, respectively and for the nine months ended September 30, 2014 and 2013 is $180,490 and $36,645, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the three and nine months ended September 30, 2014 and 2013, respectively that would be indicative of possible impairment.

ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations arise from plugging and abandonment liabilities for the Company's natural gas and oil wells.

OTHER COMPREHENSIVE LOSS

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset of $1,815,000 has been fully reserved at September 30, 2014. At September 30, 2014, the Company has incurred net operating losses for income tax purposes of approximately $4,700,000. Such losses may be carried forward and are scheduled to expire in the year 2033, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2014, there were no uncertain tax positions that required accrual.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding including the effect of the Company's potentially dilutive securities. The Company's potentially dilutive securities consist of options and warrants to purchase the Company's common stock. Potentially dilutive securities are not included in the weighted average calculation for net loss per common share since their effect would be anti-dilutive due to the net loss. The treasury method is used by the Company to measure the dilutive effect of stock options and warrants. Since the option price is significantly greater than the current value of the Company's common stock, management has determined the effective exercise of the dilutive securities would have no effect on the weighted-average number of common shares outstanding for the periods presented. Therefore, the basic and diluted weighted average number of common shares outstanding for net loss from continuing operations is the same for the periods presented. At September 30, 2014 and 2013, the Company had outstanding 9,720,000 and 5,044,395, respectively of potentially dilutive options and warrants.

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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


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

GOING CONCERN AND MANAGEMENTS' PLANS

As shown in the accompanying financial statements for the period ended September 30, 2014, the Company has reported an accumulated deficit of $3,581,001. At September 30, 2014, the Company has current assets of $754,637, including cash and cash equivalents of $371,782 and current liabilities of $594,576. The Company does recognize revenues from the properties it acquired in 2013 and continues to develop these properties to improve production.

To the extent the Company's operations are not sufficient to fund the Company's capital and current growth requirements the Company will attempt to raise capital through the sale of additional equity. At the present time, the Company cannot provide assurance that it will be able to raise funds through the further issuance of equity in the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on March 28, 2012 through September 30, 2014, the Company has not been involved in any unconsolidated SPE transactions.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company's net loss.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

ADVANCES PAYABLE - RELATED PARTY

During the nine months ended September 30, 2014, the Company was advanced funds from affiliates in the amount of $84,635 and at September 30, 2014 owes these affiliates $311,010 including accrued expenses in the amount of $14,170.

SHARES FOR SERVICES

During the nine months ended September 30, 2013, a member of the Board of Directors was issued 25,000 shares of the Company's common stock in exchange for services in the amount of $2,200 or at a fair value of $0.088 per share.

CONSULTING SERVICES

During the nine months ended September 30, 2014, the Company paid an officer and director $163,170 in fees and during the nine months ended September 30, 2013 the Company paid two of its officers and directors $188,361 in fees as part of consulting arrangements approved by the Board of Directors.

During the nine months ended June 30, 2013, the Company paid an affiliate of one of its directors $55,000 in fees as part of a consulting agreement approved by the Board of Directors.

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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


NOTE 3 - NOTE RECEIVABLE
------------------------

In May 2012, the Company loaned Holms Energy Development Corp (HEDC") $100,000 which is evidenced by an unsecured promissory note dated May 30, 2012 whereby the unpaid principal amount of the promissory note is due and payable on Demand at any time on or after March 15, 2013 including any and all unpaid and accrued interest at the rate of four percent (4%) per annum of the outstanding principal. HEDC may offset the principal amount of the promissory note with any amounts due from the Company pursuant to the certain Joint Venture Cooperation and Profit Allocation Agreement between the Company and HEDC dated May 1, 2012 ("JV Agreement") as per Note 8. At September 30, 2014 and December 31, 2013, the Company is owed $100,000 plus accrued interest in the amount of $9,315 and $6,356, respectively.

NOTE 4 - DISPOSAL GROUP HELD FOR SALE
-------------------------------------

The Company, as part of an agreement dated September 7, 2012, acquired certain oil and gas mineral interest, including five (5) producing wells, located in Weld county Colorado. The Company determined that these mineral interests were considered a Disposal Group Held for Sale as set forth in Topic 205 of the ASC and therefore, the Company at December 31, 2012 recorded the property as a separate asset in the amount of $1,472,521 [net of $5,658 in amortization] on the balance sheet. Effective January 1, 2013, the Company sold these properties for $1,600,000 in cash. See Note 5 - Discontinued Operations.

In addition and as part of the sale, the purchasers of the property deposited with the Company $400,000 to be used towards the AFE costs in the drilling of future oil and gas wells. At September 30, 2014 and December 31, 2013, the Company owes $400,000 including $209,520 due to a member of the Board of Directors.

NOTE 5 - DISCONTINUED OPERATIONS
--------------------------------

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County, CO for $1,600,000 in cash and for the nine months ended September 30, 2013, the Company recorded a gain of $127,478 on the sale of the disposal group held for sale. The properties consisted solely of oil and gas properties that were acquired in 2012.

There were no operations for the three and nine months ended September 30, 2014 and for the three months ended September 30, 2013.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

The property's asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for oil and gas wells. The Company has determined there is no salvage value associated with the property's tangible assets at the time the wells are retired. There were no wells retired during the three and nine months ended September 30, 2014 and the property's asset retirement obligations at September 30, 2014 are $335,465.

NOTE 7 - INFORMATION ON BUSINESS SEGMENTS
-----------------------------------------

At September 30, 2014, the Company considered its business activities to constitute a single segment.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)

NOTE 8 - JOINT VENTURE AGREEMENT
--------------------------------

Through September 30, 2014, the Company has paid a total of $163,456 in costs to drill an oil and gas well in Archer County Texas as part of the JV Agreement entered into between the Company and Holms Energy Development Corp. The Company will receive revenues and be responsible for 49% of the costs to drill and complete each well the Company elects to participate in on such leases that are part of the JV Agreement.

NOTE 9 - MANAGEMENT AGREEMENTS
------------------------------

THREE FORKS NO. 1, LLC

The Company is the manager of Three Forks No. 1, LLC, a partnership, and as manager received a fee for the period January 1, 2014 through March 31, 2014 in the amount of $5,000 per month. The Company received no further fees after March 31, 2014 as Three Forks No. 1 ceased its oil and gas operations. The Company owns no interest in Three Forks No. 1 but does own an 11% working interest in the Farmout property as more fully described in Note 1. For the nine months ended September 30, 2014 and 2013, respectively the Company reported management fee income in the amount of $47,000 and $0, respectively including $32,000 in total fees that were due for the months of November and December of 2013.

THREE FORKS LLC NO. 2

The Company is the manager of Three Forks No. 2, a partnership, and as manager receives a fee beginning April 1, 2014 in the amount of $5,000 per month. The Company owns a 4.00% equity interest in Three Forks No. 2. For the nine months ended September 30, 2014 and 2013, respectively the Company reported management fee income in the amount of $30,000 and $0, respectively.

The Company reports its investment in Three Forks No. 2 under the equity method of accounting as set forth in Topic 323 of the ASC and therefore at September 30, 2014 its carrying value is $50,000. During the nine months ended September 30, 2014, the Company reported no gain or loss from its investment in Three Forks No. 2.

NOTE 10 - SECURED PROMISSORY NOTES
----------------------------------

CREDIT FACILITY

On May 9, 2014, the Company closed on a four (4) year Credit Facility with Guaranty Bank and Trust ("GBT") for a loan commitment up to $50,000,000. This Credit Facility allows the Company subject to certain terms and conditions to borrow from the Credit Facility amounts in the form of a note issued by the Company to GBT. The notes are collateralized by the Company's oil and gas properties and require that the Company pay interest monthly in arrears on the unpaid balance of the notes at varying rates but not to exceed 5.0% per annum. During the nine months ended September 30, 2014, the Company borrowed $1,175,000 from the Credit Facility that was used towards financing costs, working capital, workover of additional wells acquired from Five JAB and payment in full of outstanding promissory notes due by the Company totaling $385,000 including $300,000 owed to the Company's former chief executive officer and current director. Therefore, at September 30, 2014, the Company owes $1,175,000 on the debt and during the three and nine months ended September 30, 2014, the Company paid $19,993 and $27,576, respectively of interest on the debt.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)

SECURED CONVERTIBLE PROMISSORY NOTES

In September 2013, the Company commenced a private offering of $2,000,000 of Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed in Note 1. These promissory notes in the amount of $1,475,000 have a maturity date in September 2014 including interest at the rate of 10% per annum on the unpaid balance and are convertible into shares of the Company's common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the promissory note. One of the subscribers of this offering is Tincup Oil and Gas, LLC, which subscribed for a $250,000 promissory note. A director of the Company is a member of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of promissory notes purchased 1,390,000 of two year warrants in consideration for and cancellation of $1,390,000 of debt. During the nine months ended September 30, 2014, the Company paid $85,000 in cash to the holders of the promissory notes and therefore at September 30, 2014, the Company has paid in full the debt.

Separately and apart, a former officer and director of the Company, agreed to make up the difference of the Secured Convertible Promissory Note Offering towards the purchase price of the Five JAB properties in a separate transaction under separate terms with the Company. The officer and director in exchange for secured convertible promissory notes provided the Company each with $300,000 in cash or a total of $600,000. Their promissory notes had a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provided that in addition to having a due date of January 2, 2014 and stated interest, that at the due date they would each receive an additional consideration totaling $15,000 in fees. During the three months ended March 31, 2014, the director purchased 300,000 of two year warrants in consideration for and cancellation of his $300,000 promissory note. During the nine months ended September 30, 2014, the former officer was paid $300,000 as full payment of his promissory note. Therefore, at September 30 2014, the Company has paid in full the debt.

NOTE 11 - SHARE BASED COMPENSATION
----------------------------------

The Company granted to a former officer and current director effective March 5, 2013 and amended March 1, 2014, cashless options to acquire up to 2,250,000 shares of the Company's common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options are fully vested. These options are not part of the Company's 2013 Stock Incentive Plan.

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

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


The following table summarizes information related to the outstanding and vested options and warrants at September 30, 2014:


                                                       Outstanding and
                                                       Vested Options
                                                        and Warrants
                                                   ----------------------
Number of shares
  Non-Qualified stock options                                  5,895,000
  2013 Stock Incentive Plan                                    3,825,000

Weighted average remaining contractual life
  Non-Qualified stock options                                 3.08 years
  2013 Stock Incentive Plan                                   3.10 years

Weighted average exercise price
  Non-Qualified stock options                                      $0.50
  2013 Stock Incentive Plan                                        $0.40

Number of shares vested
  Non-Qualified stock options                                  5,895,000
  2013 Stock Incentive Plan                                    2,373,790

Aggregate intrinsic value
  Non-Qualified stock options                                   $180,492
  2013 Stock Incentive Plan                                     $112,569

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options issued and outstanding. During the nine months ended September 30, 2014 and 2013, the Company granted and sold options and warrants that had a total fair value of $134,434 and $289,758, respectively and reported $27,407 and $0 as compensation expense for the three months ended September 30, 2014 and 2013, respectively and $68,779 and $0 as compensation expense for the nine months ended September 30, 2014 and 2013, respectively in the statements of operations.

No options or warrants were exercised or expired during the nine months ended September 30, 2014 and 2013. The fair value of the options and warrants granted and sold were estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

         Volatility                         123.60%
         Expected Option Term               2-5 years
         Risk-free interest rate            11% - 17%
         Expected dividend yield            0.00%

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


The expected term of the options and warrants granted and sold were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

NOTE 12 - STOCKHOLDERS' EQUITY
------------------------------

PREFERRED SHARES

The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At September 30, 2014 and December 31, 2013, the Company has no preferred shares issued and outstanding.

COMMON SHARES

The Company is authorized to issue 100,000,000 shares of $0.001 voting common stock. At September 30, 2014 and December 31, 2013 there were a total of 11,697,677 and 11,681,477 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2014, the Company, as part of a private placement, sold 47,867 shares of its common stock for $143,600 or $3.00 per share and issued 25,000 shares of its common stock in exchange for one unit of membership interest in Three Forks No. 1, LLC valued at $25,000. Also, the Company sold three year options to acquire 730,000 shares of its common stock at an exercise price of $1.00 per share in exchange for cash in the amount of $730,000 and issued three year options to acquire 25,000 shares of its common stock at an exercise price of $1.00 per share in exchange for one unit of membership interest in Three Forks LLC No. 2.

During the nine months ended September 30, 2013, as part of a private placement, the Company sold 859,138 shares of its common stock for cash in the amount of $2,621,443.

In addition,  during the nine months ended  September  30, 2013, as described in
Note 2, the Company issued 25,000 shares of its common stock in exchange for services valued at $2,200 and issued 445,000 shares of its common stock to consultants in exchange for services valued at $39,160 or $0.088 per share.

REPURCHASE OF COMMON SHARES

During the nine months ended September 30, 2014, the Company entered into a settlement agreement with a former officer and director to settle certain claims against the employee and as part of the agreement the Company agreed to repurchase 40,000 shares of the Company's common stock owned by the employee as well as personal property valued at $4,202 in exchange for the assumption of a loan due to Three Forks No. 1, LLC in the amount of $25,000 plus interest in the amount of $1,701 and as a result the Company realized $4,202 in equity.

During the nine months ended September 30, 2013, the Company entered into a settlement agreement with one of its employees to settle certain claims against the employee valued at $22,000 in exchange for the employee returning to the Company 250,000 shares of their common stock. Also, the Company agreed to repurchase from the employee 100,000 shares of their common stock in exchange for $150,000 in cash.

                               THREE FORKS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
                                  (Unaudited)


In addition, during the nine months ended September 30, 2013, the Company entered into a repurchase agreement with two of its shareholders, including a director, to acquire their 275,000 shares of common stock in exchange for cash of $825,000 of which 83,334 shares of common stock was repurchased from the director for cash of $250,000 or $3.00 per share.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OPERATING LEASE

The Company leases office space in Broomfield, Colorado under an operating lease that allows either party the option to terminate the lease. The Company elected to terminate the office lease effective November 1, 2014 and thus under the lease the Company is responsible for the months of November and December 2014. Therefore, the future minimum payments under the lease at September 30, 2014 are $15,305. The Company's rent expense for the three and nine months ended September 30, 2014 and 2013 was $17,847 and $50,999, respectively and $22,662 and $52,239, respectively.

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

The Company entered into a four year agreement effective September 1, 2012 and amended March 1, 2014 and 2013 with its Chief Executive Officer to perform services at the base rate of $204,000 per year under certain terms and conditions. In addition, the CEO shall earn a bonus of one half of one percent of the net asset increase over the prior year effective for the period beginning October 1, 2012. The bonus shall be paid every six months and the amount due to the CEO at September 30, 2014 is $14,170.

EMPLOYMENT AGREEMENT

The Company entered into a three year employment agreement on June 10, 2014 to become effective July 7, 2014 with its President and Chief Operating Officer that included among other benefits compensation of a base salary of $8,487 per month and reimbursement of expenses at no less than $7,876 per month under certain terms and conditions including cashless options to acquire up to 1,200,000 shares of the Company's common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options vest at the rate of 10% upon the effective date of the agreement and vest ratably over a 3 year vesting period commencing on the effective date of the agreement. These options are part of the Company's 2013 Stock Incentive Plan. See Note 14 - Subsequent Events.

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

EMPLOYMENT AGREEMENT

Effective October 31, 2014, the President and Chief Operating Officer resigned from the Company and under the terms of the employment agreement earned options to acquire up to 240,000 shares of the Company common stock.

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


                           FIVE JAB, INC. (THE PREDECESSOR)
                               STATEMENT OF OPERATIONS




                                                For the Three         For the Nine
                                                 Months Ended         Months Ended
                                              September 30, 2013   September 30, 2013
                                                 (Unaudited)          (Unaudited)
                                              ------------------  -------------------
Revenue:
  Oil and gas sales                           $         347,704   $        1,664,076
                                              ------------------  -------------------
                   Total revenues                       347,704            1,664,076
                                              ------------------  -------------------

Operating expenses:
  Lease operating expense                               111,740              540,171
  Production taxes                                       16,338               80,602
  General and administrative expense                     36,563               84,938
  Depreciation, depletion and amortization                7,970               81,080
                                              ------------------  -------------------
              Total operating expenses                  172,611              786,791
                                              ------------------  -------------------

Income from operations                                  175,093              877,285

Other Income
  Gain on sale of oil and gas properties              1,244,904            2,277,453
                                              ------------------  -------------------
                 Total other income                   1,244,904            2,277,453

Income before income taxes                            1,419,997            3,154,738

Income taxes                                                  -                    -
                                              ------------------  -------------------

Net income                                    $       1,419,997   $        3,154,738
                                              ==================  ===================


















   See accompanying notes are an integral part of these financial statements.

                        FIVE JAB, INC. (THE PREDECESSOR)
                             STATEMENT OF CASH FLOWS




                                                           For the Nine
                                                           Months Ended
                                                        September 30, 2013
                                                            (Unaudited)
                                                        -------------------
OPERATING ACTIVITIES
   Net income attributable to owners                           $ 3,154,738
   Adjustments to reconcile net income to net cash
    flows provided by operating activities:
     Depreciation, depletion and amortization                       81,080
     Gain on sale of oil and gas properties                     (2,277,453)
                                                        -------------------

Net cash provided by operating activities                          958,365
                                                        -------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                          (378,090)
   Proceeds from sale of oil and gas properties                  2,100,000
                                                        -------------------

Net cash provided by investing activities                        1,721,910
                                                        -------------------

FINANCING ACTIVITIES
   Distributions to owners                                      (2,680,275)
                                                        -------------------

Net cash (used in) by financing activities                      (2,680,275)
                                                        -------------------

NET CHANGE IN CASH                                                       -

CASH, Beginning                                                          -
                                                        -------------------

CASH, Ending                                                           $ -
                                                        ===================

SUPPLEMENTAL SCHEDULE OF
  OF CASH FLOW INFORMATION
   Interest paid                                                       $ -
                                                        ===================
   Income taxes paid                                                   $ -
                                                        ===================

















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

Depreciation, depletion and amortization of oil and gas properties and other property and equipment for the three and nine months ended September 30, 2013 was $7,970 and $81,080, respectively.

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

     - In Archer County, Texas, we have a 33.25 % WI through a Farmout in 290 net, 320 gross acres with 5 wells. During the nine months ended September 30, 2014, Three Forks No. 1, LLC effectively transferred its working interest in the Farmout acreage to Three Forks LLC No. 2 which is managed by Three Forks, Inc.

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

OPERATIONS

The Company has closed its Broomfield, Colorado office and has no employees as of November 1, 2014. The Company is being operated through its Board of Directors and an independent consultant who performs various administrative and accounting functions. At the present time, the Company has no specific plans on the drilling of any additional prospects and the Company's existing producing wells are being operated by Five JAB, Inc., who is an operator out of Texas.

CAPITAL PLANS

We previously conducted a private offering of our restricted common stock for capital and, as a result, from March 28, 2012 (inception) through November 8, 2014, the Company sold approximately 5,500,000 shares of its common stock, raising a total of approximately $5,000,000.

We sold options to acquire shares of our Company common stock and thus from March 28, 2012 (inception) through November 8, 2014, the Company granted options to acquire 980,000 shares of the common stock at an exercise price of $1.00 per share in exchange for cash of $980,000.

In September 2013, we held a private offering of $2,000,000 Secured Convertible Promissory Notes in order to complete the purchase of the remaining 37.5% WI in the Five JAB's property discussed elsewhere in this filing. These notes were due in September 2014 and were convertible into shares of our common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. The Secured Convertible Promissory Notes are secured by the Company's 75% of the right, title and working interest in 1,955 gross leasehold acres including 13 producing wells, 9 service wells and 14 additional wellbores located in the States of Texas and Louisiana, the Five JABS properties. The offering was not fully subscribed and a total of $1,535,000 was raised. Tincup Oil and Gas, LLC of which Mr. Ranew, a director of the Company, is a member, holds a Secured Convertible Promissory Note for $250,000.

During the nine months ended September 30, 2014, holders of the above promissory notes purchased 1,390,000 warrants issued by the Company in consideration for and cancellation of their promissory notes issued to them by the Company in the amount of $1,390,000 and in addition, the Company paid $145,000 in cash on the debt. A warrant entitles the holder for a term of two years to purchase one share of common stock of the Company at the rate of $1.00 per share. Therefore, at September 30, 2014, the Company has paid in full the debt.

Separately and apart, two members of management agreed to make up the difference of the Secured Convertible Promissory Note Offering and the purchase price of Five JABS in a separate transaction with separate terms with the Company. Mr. Charles Pollard and Mr. Lester Ranew, directors of the Company, in exchange for secured convertible promissory notes provided the Company with a total of $600,000 cash ($300,000 each). At December 31, 2013, the Company owed a total of $600,000 to Mr. Pollard and Mr. Ranew. Their promissory notes had a due date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. The promissory notes provide that in addition to having a due date of January 2, 2014 and stated interest, that at the due date they would each receive an additional consideration totaling $15,000 in fees. During the three months ended March 31, 2014, Mr. Ranew purchased 300,000 of two year warrants in consideration for and cancellation of his $300,000 promissory note. During the nine months ended September 30, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note. Therefore, at September 30 2014, the Company has paid in full the debt.

On May 9, 2014, the Company closed on a four (4) year Credit Facility with Guaranty Bank and Trust ("GBT") for a loan commitment up to $50,000,000. This Credit Facility allows the Company subject to certain terms and conditions to borrow from the Credit Facility amounts in the form of a note issued by the Company to GBT. The notes are collateralized by the Company's oil and gas properties and require that the Company pay interest monthly in arrears on the unpaid balance of the notes at varying rates but not to exceed 5.0% per annum. During the nine months ended September 30, 2014, the Company borrowed $1,175,000 from the Credit Facility that was used towards financing costs, working capital, workover of additional wells acquired from Five JAB and payment in full of outstanding promissory notes due by the Company totaling $385,000 including $300,000 owed to Mr. Pollard. Therefore, at September 30, 2014, the Company owes $1,175,000 on the debt and during the three and nine months ended September 30, 2014, the Company paid $19,993 and $27,576, respectively of interest on the debt.

Based on our current cash reserves of $371,782 at September 30, 2014 and the closing of our office including the corporate and administrative operations, we have sufficient cash for the remainder of 2014 and the first part of 2015. We had recognized minimal revenues from our operational activities during the year ended December 31, 2013. During the nine months ended September 30, 2014, we recognized revenues of $1,510,468 from oil and gas sales and expect to recognize revenues from our oil and gas activities during the foreseeable future.

MANAGEMENT

The current Board is in negotiations with a group to bring in new equity capital that would allow for the retirement of the existing Credit Facility with GBT, change in the membership of the current Board, addition of new management to operate the Company and additional funds to drill existing and potentially new wells. Based upon our current plans to retain our existing producing wells and no additional drilling activity, we have no borrowing capacity under our current Credit Facility with Guaranty Bank and Trust. The Company can make no assurance or representation that new equity capital will be available or that any negotiations will be successful.

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

Workovers were initiated in September of 2013 and three were completed in 2013. Another 3 workovers were completed during the first nine months of 2014.

The Company's acquisition of the 75% working interest in the Five JAB properties was accounted for as an acquisition for accounting purposes. However, the oil and gas operations of Five JAB prior to the effective dates of the acquisition were considered to be the oil and gas operations of the Company's predecessor and therefore, a set of financial statements have been reported separately in this Form 10-Q and a separate discussion of the their operations will follow the discussion of the Company's result of operations and liquidity.

RESULTS OF OPERATIONS OF THREE FORKS, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

During the three months ended September 30, 2014, the Company recognized $575,855 in revenue from its operational activities comprised of $560,855 from the sale of oil and gas and $15,000 from management fees. The $560,855 in sales was a result of the sale of 5,939 barrels of oil at an average price of $94 per barrel and 267 MCF of gas at an average price of $5.24 per MCF. During the three months ended September 30, 2013, the Company recognized $282,058 in revenues from its operational activities comprised of $234,058 from the sale of oil and gas and $48,000 form management fees. The $234,058 in sales was a result of the sale of 2,463 barrels of oil at an average price of $95 per barrel and 326 MCF of gas at an average price of $5.68 per MCF. The increase in oil and gas sales of $326,797 was due predominantly to the increased operational activities as discussed above.

During the three months ended September 30, 2014, the Company incurred operating expenses of $731,489 as compared to the three months ended September 30, 2013 of $666,909. The increase of $64,580 was primarily a result of the Company's increased operational activities due to the acquisition of certain properties, discussed above, and the Company's focus on filing registration statements with the SEC.

During the three months ended September 30, 2014, the Company recognized the following operating expenses:

                                                         Three Months Ended
                                                         September 30, 2014
                                                      -------------------------
Operating Expense:
     Lease operating expenses                         $                228,068
     Production taxes                                                   39,365
     Depreciation, depletion and amortization                           67,337
     General and administrative expenses                               396,719
                                                      -------------------------
       Total Operating Expenses:                      $                731,489

Of the $396,719 in general and administrative expenses incurred during the three months ended September 30, 2014, include expenses related to the Company filing as a public reporting company that are comprised of legal, auditing and accounting professional fees as well as other consulting and investor relations fees.

During the three months ended September 30, 2014, the Company recognized a net loss of $174,758 as compared to a net loss of $388,687 during the three months ended September 30, 2013. The decrease of $213,929 was a direct result of the $64,580 increase in operating expenses discussed above, offset by the increase in revenues of $293,797 and an increase in other expense of $15,288.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

During the nine months ended September 30, 2014, the Company recognized $1,587,468 in revenue from its operational activities comprised of $1,510,468 from the sale of oil and gas and $77,000 from management fees. The $1,510,468 in sales was a result of the sale of 15,045 barrels of oil at an average price of $100 per barrel and 5,056 MCF of gas at an average price of $4.12 per MCF. During the nine months ended September 30, 2013, the Company recognized $346,058 in revenues from its operational activities comprised of $234,058 from the sale of oil and gas and $112,000 form management fees. The $234,058 in sales was a result of the sale of 2,463 barrels of oil at an average price of $95 per barrel and 326 MCF of gas at an average price of $5.68 per MCF. The increase in oil and gas sales of $1,276,410 was due predominantly to the increased operational activities as discussed above.

During the nine months ended September 30, 2014, the Company incurred operating expenses of $2,588,833 as compared to the nine months ended September 30, 2013 of $1,612,260. The increase of $976,573 was primarily a result of the Company's increased operational activities due to the acquisition of certain properties, discussed above, and the Company's completion of registration statements and current reports with the SEC.

During the nine months ended September 30, 2014, the Company recognized the following operating expenses:

                                                           Nine Months Ended
                                                          September 30, 2014
                                                      -------------------------
Operating Expense:
     Lease operating expenses                         $                 779,296
     Production taxes                                                    85,472
     Depreciation, depletion and amortization                           180,490
     General and administrative expenses                              1,543,575
                                                      -------------------------
       Total Operating Expenses:                      $               2,588,833

Of the $1,543,575 in general and administrative expenses incurred during the nine months ended September 30, 2014, include expenses related to the Company filing as a public reporting company that are comprised of legal, auditing and accounting professional fees as well as other consulting and investor relations fees.

During the nine months ended September 30, 2014, the Company recognized a net loss of $1,072,509 as compared to a net loss of $1,118,547 during the nine months ended September 30, 2013. The decrease of $46,038 was a direct result of the $976,573 increase in operating expenses discussed above, offset by the increase in revenues of $1,241,410 and an increase in other expense of $91,321 along with a decrease in a gain of $127,478 on the disposal of property from discontinued operations.

LIQUIDITY OF THREE FORKS, INC.

At September 30, 2014, the Company had total current assets of $754,637 and total current liabilities of $594,576 resulting in working capital of $160,061.

During the nine months ended September 30, 2014, the Company used $1,040,160 in funds towards its operational activities. The Company recognized a net loss of $1,072,509 which was adjusted for such non-cash items as $180,490 in depreciation, depletion and amortization, $68,779 in stock based compensation and $4,202 from settlement of claims. During the nine months ended September 30,

2013, the Company used $880,912 in funds toward its operational activities. The Company recognized a net loss of $1,246,025 which was adjusted for the non-cash items as $36,645 in depreciation, depletion and amortization, $22,000 gain on the settlement of claims, $127,478 gain on the sale of disposal group held for sale and $41,360 in shares issued for services.

During the nine months ended September 30, 2014, the Company used $348,333 in its investing activities comprised of net additions to property and equipment. During the nine months ended September 30, 2013, the Company used $1,382,436 in its investing activities comprised of the proceeds from the sale of disposal group held for sale in the amount of $1,600,000 net of additions to property and equipment in the amount of $2,976,228 and additions to other long-term assets in the amount of $6,208.

During the nine months ended September 30 2014, the Company was provided $1,639,101 from its financing activities comprised of sale of common shares in the amount of $143,600, sale of options in the amount of $730,000, funds from credit facility of $1,175,000 net of repayment of debt in the amount of $409,500. During the nine months ended September 30, 2013, the Company was provided $3,803,798 from its financing activities comprised of sale of common shares in the amount of $2,621,443 net of funds used to repurchase common shares in the amount of $975,000, funds from the issuance of short-term convertible notes in the amount of $2,135,000 and funds from the issuance of short-term notes, net of repayment in the amount of $22,355.

FINANCING ACTIVITIES

COMMON STOCK OFFERINGS

During the nine months ended September 30, 2014, as part of a private placement, the Company sold 47,687 shares of its common stock for cash in the amount of $143,600. During the nine months ended September 30, 2013, the Company as part of a private placement, the Company sold 859,138 shares of its common stock for cash in the amount of $2,621,443 or from $1.50 to $3.00 per share.

SALE OF OPTIONS

During the nine months ended September 30, 2014, the Company sold options to acquire 730,000 shares of its common stock at an exercise price of $1.00 per share in exchange for cash in the amount of $730,000.

REPURCHASE COMMON SHARES

During the nine months ended September 30, 2014, the Company entered into a settlement agreement with a former officer and director to settle certain claims against the employee and as part of the agreement the Company agreed to repurchase 40,000 shares of the Company's common stock owned by the employee as well as personal property valued at $4,202 in exchange for the assumption of a loan due to Three Forks No. 1, LLC in the amount of $25,000 plus interest in the amount of $1,701 and as a result the Company realized $4,202 in equity.

During the nine months ended September 30, 2013, the Company entered into a settlement agreement with one of its employees to settle certain claims against the employee valued at $22,000 in exchange for the employee returning to the Company 250,000 shares of their common stock. Also, the Company agreed to repurchase from the employee 100,000 shares of their common stock in exchange for $150,000 in cash.

In addition, during the nine months ended September 30, 2013, the Company entered into a repurchase agreement with two of its shareholders, including a director, to acquire their 275,000 shares of common stock in exchange for cash of $825,000 of which 83,334 shares of common stock was repurchased from the director for cash of $250,000 or $3.00 per share.

CAPITAL RESOURCES

Depending upon the Company's financial capabilities, decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

To assist in funding, the Company procured a Credit Facility through Guaranty Bank and Trust during the second quarter of 2014 that allowed the Company to meet its needs to pay for participation, investigation, exploration and acquisition of oil and gas properties as well as working capital. The Company has the ability to sell its own common stock as well as options to acquire common stock of the Company. However, we can make no assurance or representation that funds will be available from the sale of equity or its Credit Facility to carry out a business plan.

CRITICAL ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded at September 30, 2014 and December 31, 2014.

REVENUE RECOGNITION

The Company recognizes revenue from the exploration and production of the Company's oil and gas properties in the period of production. Management fee income is recognized in the period where the Company performs the services as manager of a limited liability company.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs of $5,982,044 and $5,614,987 included in the amortization base at September 30, 2014 and December 31, 2013, respectively and the Company did not expense any capitalized costs for the three and nine months ended September 30, 2014 and 2013.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At September 30, 2014 and December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company's oil and gas properties subject to the test, and no impairment was necessary.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the three and nine months ended September 30, 2014 and 2013.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the three months ended September 30, 2014 and 2013 is $67,337 and $34,676, respectively and for the nine months ended September 30, 2014 and 2013 is $180,490 and $36,645, respectively.

SHARE-BASED COMPENSATION

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the financial statements based on their fair values.

RESULTS OF OPERATIONS OF FIVE JAB, INC.

During the three months ended September 30, 2013, Five JAB, Inc. recognized revenues of $347,704 from oil and gas sales and incurred operating expenses of $172,611 comprised of $111,740 of lease operating expense, $16,338 of production taxes, $36,563 of general and administrative expense and $7,970 of depreciation, depletion and amortization expense. During the three months ended September 30, 2013, Five JAB, Inc. recognized gain on the sale of oil and gas properties of $1,244,904. During the three months ended September 30, 2013, Five JAB, Inc. recognized net income of $1,419,997.

During the nine months ended September 30, 2013, Five JAB, Inc. recognized revenues of $1,664,076 from oil and gas sales and incurred operating expenses of $540,171 comprised of $540,171 of lease operating expense, $80,602 of production taxes, $84,938 of general and administrative expense and $81,080 of depreciation, depletion and amortization expense. During the nine months ended September 30, 2013, Five JAB, Inc. recognized gain on the sale of oil and gas properties of $2,277,453. During the nine months ended September 30, 2013, Five JAB, Inc. recognized net income of $3,154,738.

LIQUIDITY OF FIVE JAB, INC.

At September 1, 2013, Five JAB, Inc. had no assets or liabilities.

During the nine months ended September 30, 2013, Five JAB, Inc. was provided funds of $958,453 from its operating activities, was provided funds of $1,721,910 from its investment activities and used funds of $2,680,275 from its financing activities.

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

We have concluded that our internal controls over financial reporting were ineffective at September 30, 2014 due to the existence of the material weaknesses noted above that we have yet to fully remediate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

During the period of July 1, 2014 through September 30, 2014, the Company made the following issuances of its equity securities.

------------ ------------------- ------------- ------------- -------------------
DATE OF SALE TITLE OF SECURITIES NO. OF SHARES CONSIDERATION  CLASS OF PURCHASER
------------ ------------------- ------------- ------------- -------------------
 July 2014     Common Shares        2,000         $6,000     Business Associates
------------ ------------------- ------------- ------------- -------------------

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

     Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)
--------------------
     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                THREE FORKS, INC.
                  -------------------------------------------
                                  (REGISTRANT)



Dated:  November 14, 2014                By: /s/ W. Edward Nichols
                                         ----------------------------------
                                         W. Edward Nichols,
                                         (Chief Executive Officer &
                                         Principal Accounting Officer)