Form 10-K
period 2014-12-31
THREE FORKS, INC.
filed 2016-08-19
CIK 1548082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-55033

THREE FORKS, INC.

(Exact name of registrant as specified in its charter)

Colorado	45-4915308
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

PO Box

Johnstown, CO 80534

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(720) 588-9834

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as determined by management in valuing the net assets using the asset approach was approximately $82,372 and $66,905 at July 31, 2016 and December 31, 2014, respectively as the Registrant’s stock is not listed for trading on any market.

There were 12,618,077 and 8,297,677 shares outstanding of the Registrant’s Common Stock at July 31, 2016 and December 31, 2014, respectively.

Note about Forward-Looking Statements

Certain statements in this Annual Report may constitute “forward-looking” statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words or the negative of these terms or other variations of these terms or comparable language or by discussion of strategy or intentions. Such forward looking statements contained in this Annual Report include: our plans with respect to the Fuller property; our drilling and developmental efforts; our expenses for the remainder of 2016 and our ability to fund these expenses though cash on hand and cash from operations; and our need for additional financing in the future.

The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that include: volatility of oil and gas prices as well as extended periods of depressed prices, lack of available capital and financing; the results, timing and success of drilling on our properties; our ability to acquire additional oil and gas properties in the future; the timing and amount of future production of oil and gas; our operating costs and other expenses; the impact and costs related to compliance with, or changes in, laws or regulations governing our oil and gas operations; environmental liabilities under existing and future laws and regulations; loss of senior management or key technical personnel or the inability to retain such persons in the future; risk factors discussed or referenced in this Annual Report; and other factors, many of which are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Annual Report are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in “Item 1A. — Risk Factors”, “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. All forward-looking statements speak only as of the date they are made. We do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1. BUSINESS

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “We,” “Us,” “Our,” “Three Forks,” or the “Company” are to Three Forks, Inc. Unless otherwise indicated all amounts are United States Dollars.

Three Forks, Inc. was incorporated on March 28, 2012 in the State of Colorado. Our business plan focuses on our development as an independent energy company engaged in the acquisition, exploration, development and production of North American conventional oil and gas properties through the acquisition of leases and/or royalty interests.

FOR THE YEAR ENDED DECEMBER 31, 2014

HISTORY

At December 31, 2014, our principal oil and gas project consisted of the Five JAB project located in Southeast Texas – Southwest Louisiana where we had a non-operated 75% working inerest in 11 producing wells, 8 service wells and 8 additional wellbores. The Five JAB project was sold on September 24, 2015 for $1,365,000 in cash to an unrelated party.

Three Forks LLC No 2 (“LLC 2”) was organized in the State of Colorado on December 4, 2013 to fund and drill wells located in Archer County, Texas. We were the manager of LLC 2 from its inception, and during the year ended December 31, 2014, we acquired from members of LLC 2, who were unaffiliated with the Company, an equity interest of 1.22% in LLC 2 in exchange for the granting of options to acquire 25,000 shares of the Company’s common stock valued at $25,000 at an exercise price of $1.00 per share and the issuance of 8,333 shares of the Company’s common stock valued at $25,000. On January 1, 2015, we transferred our 1.22% equity interest in LLC 2 to our President and an affiliated consultant, Economic Opportunities Corporation, in exchange for services valued at $25,000 and $25,000, respectively. At January 1, 2015, we owned no equity interest in LLC 2. From January 1, 2015, we continued to be the manager of LLC 2 until October 20, 2015 at which time we resigned and no longer held any management role.

CONVERTIBLE DEBT OFFERING

In September 2013, the Company commenced a private offering of $2,000,000 of secured convertible promissory notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed above. These secured convertible promissory notes in the amount of $1,475,000 had a maturity date of September 2014 including interest at the rate of 10% per annum on the unpaid balance and were convertible into shares of the Company’s common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 secured convertible promissory note. Former director of the Company, Mr. Lester Ranew and, current director, Mr. Timothy Dender, were members of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of secured convertible promissory notes purchased 1,390,000 of warrants that expired on March 31, 2016 and had an exercise price of $1.00 per share of the Company’s common stock (the “Warrant”) in consideration for and cancellation of $1,390,000 of debt. During the year ended December 31, 2014, the Company paid $85,000 and $49,941 in cash to the holders of the secured convertible promissory notes towards principal and interest, respectively. At December 31, 2014, no amounts remained outstanding under the secured convertible promissory notes.

A former officer, Charles Pollard, and a former director, Lester Ranew, of the Company, agreed to purchase additional secured convertible promissory notes with proceeds being used towards the purchase price of the Five JAB properties, in a separate transaction under separate terms with the Company. In exchange for secured convertible promissory notes each of Messrs. Mr. Pollard and Mr. Ranew paid the Company $300,000 in cash or a total of $600,000. Their secured convertible promissory notes had a maturity date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the secured convertible promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. In 2014, the secured convertible promissory notes maturity dates were extended to May 2, 2014 and each holder received an additional consideration totaling $15,000 in fees. On March 31, 2014, Mr. Ranew purchased 300,000 of warrants in consideration for and cancellation of his $300,000 secured convertible promissory note and was paid interest in the amount of $5,096. On May 9, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note plus interest for the year ended December 31, 2014 in the amount of $10,524. At December 31, 2014, no amounts remain outstanding under these secured convertible promissory notes.

OIL AND GAS ACQUISITIONS

Archer County, Texas

On December 31, 2012, we entered into a Farmout Agreement with Holms Energy Development Corporation to explore for oil, gas and methane production in Archer county, Texas. In order to maintain the Farmout, we commenced the drilling of at least 3 wells for oil and/or gas prior to March 31, 2013 and paid for the costs associated with our ownership of 100% of the working interest. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $165,902 as part of exploration expense.

Three Forks No 1 LLC (“LLC 1”) was organized in the state of Colorado on November 8, 2012 to fund and drill wells located in Archer county, Texas. We were the manager of and had no interest in LLC 1 from its inception. On December 31, 2012, the Company entered into a Farmout Agreement with Holms Energy Development Corporation where the Company received a 100% working interest in 320 acres of mineral interests located in Archer county, Texas to develop the Farmout property. Further, on December 31, 2012, LLC 1 agreed to pay its pro rata portion of the costs associated with the drilling and completion of 9 wells on the Farmout property and in consideration, the Company assigned 87% of the working interest in the Farmout property to LLC 1. Subsequently in January 2013, we assigned a 1% working interest in the Farmout property to each of Messrs. Mr. Young and Mr. Nichols, former officers and directors of the Company, and retained a 11% working interest in the Farmout property. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $176,535 as part of exploration expense.

Blue Quail - Central Oklahoma

On April 8, 2013, we entered into a Participation Agreement with Blue Quail, Ltd. in exchange for a working interest in certain wells. These wells were dry holes. At December 31 2014, we wrote off our investment in the amount of $581,372 as part of exploration expense.

Five JAB – Louisiana and Texas

On February 27, 2013, we entered into a Purchase and Participation Agreement with Five JAB, Inc. As part of the Agreement, we acquired a 37.5% and 37.5% working interest as of June 30, 2013 and September 30, 2013, respectively for a total of a 75% working interest in 1,955.41 gross leasehold acres in exchange for cash of $3,869,497 plus the assumption of liabilities in the amount of $281,962. The Agreement also provided for our involvement in a development program that included the drilling and completion of workovers and well optimizations of certain of the existing wells. Our acquisition of the 75% working interest in the oil and gas properties was accounted for as an acquisition for accounting purposes. On September 24, 2015, we sold our 75% working interest in the Five JAB properties for $1,365,000 in cash to an unrelated party.

AREAS OF INTEREST AND PROPERTY

Five JAB – Evangeline/St. Mary’s Parishes, Louisiana and Montgomery/Tyler County, Texas

In June 2013, we acquired a 37.5% working interest and the remaining 37.5% working as of September 1, 2013 for a total of 75% working interest in 27 wells in Texas and Louisiana operated by Five JAB, Inc. out of Tomball, Texas, in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962. The remaining 25% working interest is owned by Five, JAB, Inc. and other non-affiliated owners. During the years ended December 31, 2014 and 2013, we received production of approximately 19.8 MBOE and 5.8 MBOE, respectively.

The acquisition included working interests in 11 producing wells, 8 service wells and 8 additional wellbores, which were spread across Montgomery, Jasper and Tyler counties in Texas and the Evangeline and St. Mary parishes in Louisiana. Geologically, these wells were located in the Gulf Coast Upper Jurassic-Cretaceous-Tertiary province. This province extended on shore and off shore in the states of Texas, Louisiana, Mississippi and Florida. The multiple conventional pays make up the geological success of the area. The Five Jab properties were all located onshore.

3

Workovers were initiated in September of 2013. Three of 11 workovers were completed in 2013 and no workover were completed in 2014.

FROM DECEMBER 2014 THROUGH JULY 2016

RESTRUCTURING OF THE COMPANY

On November 27, 2014, the Company, its management and certain shareholder entered into a settlement agreement whereby the management and members of the Board at November 27, 2014 resigned their positions with the Company and certain current shareholders of the Company were elected as management and members of the Board. In addition, the management and members of the Board who resigned surrendered 5,765,000 options to acquire shares of the Company’s common stock as well as 3,400,000 shares of the Company’s common stock back to the Company and the Company reported in its statement of operations a gain on settlement of claims in the amount of $462,400 for the year ended December 31, 2014.

MANAGEMENT/DIRECTORS POST RESTRUCTURING

From December 2014 through July 2016, the Company’s new management and Board closed the offices of the Company in Broomfield, Colorado and operated the Company through the offices of its management consultants. The Company decided to cease reporting under the Exchange Act as evidenced by the Form 15 filed with SEC on March 30, 2015. The filing of this Form 10-K. Also, the new management and Board’s intent was to sell its principal oil and gas property, Five JAB, to pay off any existing trade payables and pay down its debt, reduce any unneeded general and administrative expenses and refocus the Company in the process of acquiring and developing oil and gas properties. As such, we engaged an outside consultant in January 2015 to perform due diligence on potential acquisition of oil and gas properties located in the Rocky Mountain region. During the period November 2014 through August 2015, we were able to fund our new operations through net revenues from the Five JAB properties. In September 2015, we sold the Five JAB property. The proceeds from the sale was able to pay off our existing trade payables and pay down and allow us to restructure our existing debt owed to Recovery Recourse LLC as well as retain cash of approximately $700,000. This cash was used to fund our current working capital needs and to acquire the Fuller Reservoir oil and gas property.

OIL AND GAS ACQUISITIONS

On May 2, 2016, we acquired a non-operating 75% working interest in the Fuller Reservoir, a mature shallow (3,000’) oil field in Freemont county, Wyoming in exchange for $325,000 in cash and 135,000 shares of our restricted common stock valued at $1,350. The acquisition included working interests in 7 producing wells. Geologically, these wells are located in the South Central Wind River Basin. During the year 2016, the Company plans to replace 5 well pumps and perform one recompletion which is expected to increase our production.

We intend to acquire additional acreage to drill in other areas where deemed attractive, though no such additional prospects have been identified at the time of this filing.

We currently have no principal corporate office and our mailing address is PO Box 1510, Johnstown, CO 80534. Our administration and accounting is being performed through the offices of our outside accountant. We maintain a website at www.threeforksinc.com and such website is not incorporated into or a part of this filing.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition.

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

Markets.

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond our control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control and oil and gas prices have decreased dramatically over the last couple of years with substantial fluctuation, seasonally and annually.

Effect of Changing Industry Conditions on Drilling Activity.

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

Federal Regulations.

Governmental Regulation and Environmental Consideration.

Oil and Gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future. Federal income and “windfall profit” taxes have in the past affected the economic viability of such properties.

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

The Department of Energy.

The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC’s responsibility for natural gas regulation.

Regulation and Pricing of Natural Gas.

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

Title to Properties.

Our properties are held pursuant to oil and gas leases from third parties. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we will conduct a title examination and attempt to remedy extremely significant defects before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

Our properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

NUMBER OF PERSONS EMPLOYED

At December 31, 2014, we had no employees and 3 consultants and one of whom, Mr. Thomas Ness, acted as our President. At July 31, 2016, we have no employees and 3 consultants and one of whom, Mr. Ness, is acting as our President.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY AND ITS BUSINESS

We have only one property.

We currently have only one property and recently restarted operations after selling our principal oil and gas property in September 2015. Stockholders should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.

We have limited operating history and incurred operating losses to date.

We were incorporated on March 28, 2012 for the purpose of engaging in any lawful business and adopted a plan to acquire, explore, and develop oil and gas properties. During the years ended December 31, 2014 and 2013, we recognized losses of $7,091,505 and $1,527,205, respectively, During the year ended December 31, 2015, we incurred “Unaudited” losses of $4,353,626, including the loss from the sale our Five JAB properties of $3,638,298 and the loss from continuing operations of our Five JAB properties of $414,614. During the period January 1, 2016 through April 30, 2016, we incurred an “Unaudited” loss of $130,370, which consisted of general and administrative expenses of $111,283 and interest expense of $19,087. We currently have only one property and limited resources. We will need significant additional capital to further develop the Fuller property or to acquire additional properties. There is no assurance that we will ever operate profitably.

We may have a shortage of working capital in the future which could jeopardize our ability to carry out our current business plan.

Our capital needs consist primarily of costs and expenses related to general and administrative, exploration and workover participation. Such funds are not currently committed, and we have cash of $120,099 at July 29, 2016 and expect to fund our operations through a combination of cash on hand and revenues from our Fuller property.

We will need substantial additional financing to fund exploration and development work. On the Fuller property and to acquire additional properties there is no assurance that we will be successful in obtaining any financing. Our various financing alternatives may dilute the interest of our stockholders and/or reduce our interest in the properties.

We have limited funds, and such funds will not be adequate to carry out our current business plan. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.

We may in the future issue more shares which could cause a dilution to our current stockholders.

We may issue further shares as consideration for cash, assets or services out of our authorized but unissued common stock that would, upon issuance, represent a dilution to our current stockholders. Such an occurrence would result in a reduced percentage of ownership of our Company by our current stockholders.

We have options issued and outstanding which are convertible into our common stock. A conversion of such equity instruments could have a dilutive effect to our current stockholders.

At July 31, 2016, we have outstanding options to our President, Mr. Thomas Ness, exercisable into 300,000 and 10,000 shares of our common stock at exercise price of $0.10 and $1.00 per share, respectively. The options are exercisable in whole or in part. The exercise of the options into shares of our common stock could have a dilutive effect to the holdings of our existing stockholders.

We have agreed to indemnification of officers and directors as is provided by Colorado Statutes.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

RISK FACTORS RELATING TO THE OIL AND GAS INDUSTRY

Our oil and gas business has numerous risks which could render us unsuccessful.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any participation agreements or properties farmed out to us or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable. (See “Business and Properties”)

We have substantial competitors who have an advantage over us in resources and management.

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitor’s resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our current business plan.

We will be subject to all of the market forces in the energy business, many of which could pose a significant risk to our operations.

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any further decrease in the market prices of oil and gas could materially affect the profitability of oil and gas activities.

The oil and gas business involves many operating risks that can cause substantial losses.

Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain, where deemed necessary, an oil and gas attorney’s opinion of valid title before any significant expenditure upon a lease.

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

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially and adversely affected.

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

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the direction of our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant effect on our operating results.

RISKS RELATING TO OWNERSHIP OF THREE FORKS, INC. COMMON STOCK

No public market exists for our common stock and it is unlikely that any such market will exist in the near term.

There is no public market for our common stock, and further, we have applied to cease reporting under the Exchange Act so no current public information will exist for purposes of Rule 144 under the Securities Act. Stockholders may be faced to hold their shares indefinitely.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Our stockholders may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to Three Forks stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are filing this Form 10-K as the last step in our process under the Form 15 filed with the SEC on March 30, 2015 to cease reporting under the Exchange Act.

ITEM 2. PROPERTIES

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

Summary of Oil and Natural Gas Reserves

Proved Developed Reserves and Proved Undeveloped Reserves

Summary of Oil and Gas Reserves at December 31, 2014
	Reserves
Reserve Category	Oil (mbbls)	Gas (mmcf)
PROVED:
Developed:
Texas	30.1	0.5
Louisiana	3.8	-
Undeveloped:
Texas	-	-
Louisiana	-	-
TOTAL PROVED	33.9	0.5

NOTE – The above oil and gas properties were sold by the Company in September 2015 and not currently held by the Company.

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

The reserves report for Three Forks, Inc. was prepared for us on June 6, 2016 by Anthony B. Gale, sole employee of Geologistics, LLC (“Gale”) as part of our year ended December 31, 2014 audit and preparation of our annual report. Gale estimated, in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC, 100% of the proved reserve information for our onshore properties at December 31, 2014.

Gale who is responsible for preparing the reserves estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Gale has been a practicing petroleum engineer since 1986. Gale has nearly 30 years of practical experience in petroleum engineering with nearly 5 years of experience in the estimation and evaluation of reserves. He graduated from Marietta College in 1987 with a Bachelor of Science in Petroleum Engineering.

Mr. Thomas Ness, the Company’s President, is primarily responsible for the determination of and the presentation of the reserves presented by the Company.

Our consultants worked closely with Gale to ensure the integrity, accuracy and timeliness of data furnished to him in his reserves estimation process. The consultants worked regularly with Gale. We reviewed with him our properties and to discuss methods and assumptions used in their preparation of the fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of Gale’s reserves report was reviewed with Gale by our consultants before dissemination of any of the information.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 17 — Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)” to our financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, Gale employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table presents net production sold, average sales prices and production costs and expenses for the years ended December 31, 2014 and 2013.

	Years ended December 31,
	2014	2013
Revenue
Oil sales	$1,787,191	$2,362,102
Gas sales	17,284	36,102
Total revenues	$1,804,475	$2,398,204
Net production sold
Oil (Bbl)	18,922	22,575
Gas (Mcf)	5,131	9,093
Average sales price
Oil ($/Bbl)	$95.28	$103.99
Gas ($/Mcf)	$4.36	$3.73
Costs and expenses (per BOE)
Lease operating expenses	$60.02	$35.52
Transportation and marketing expenses	$-	$-
Depreciation, depletion and amortization	$9.64	$5.86
Production taxes	$4.51	$4.76

During the year ended December 31, 2013, we recognized a total of $2,398,204 in revenues from oil and gas sales of which revenues of $1,664,076 were from our predecessor, Five Jab.

NOTE – The above oil and gas properties were sold by the Company in September 2015

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region at December 31, 2014:

	Developed Acres		Undeveloped Acres
	Gross (1)	Net (2)	Gross (1)	Net (1)
Texas/Louisiana	1,955.41	1,466.56	-	-

(1)	“Gross” means the total number of acres in which we have a working interest.
(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by completion at December 31, 2014:

	Oil Wells		Gas Wells
	Gross (1)	Net (2)	Gross (1)	Net (2)
Texas, Louisiana	10	7.50	1	.75

(1)	“Gross” means the total number of wells in which we have a working interest.
(2)	“Net” means the sum of the fractional working interest that we own in gross wells.

Drilling Activity

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the year ended December 31, 2014 and refers to the number of wells completed during the year regardless of when drilling was initiated.

	Development Wells		Exploratory Wells
	Productive	Dry	Productive	Dry
Archer County, Texas	-	-	-	-
Texas, Louisiana	-	-	-	-
Central Oklahoma	-	-	-	-
Total	-	-	-	-

Five JAB – Evangeline/St. Mary’s Parishes, Louisiana and Montgomery/Tyler County, Texas

The property included working interests in 11 producing wells, 8 service wells and 8 additional wellbores, which were spread across Montgomery, Jasper and Tyler Counties in Texas and the Evangeline and St. Mary Parishes in Louisiana. Geologically, these wells are located in the Gulf Coast Upper Jurassic-Cretaceous-Tertiary province. This province extends on shore and off shore in the states of Texas, Louisiana, Mississippi and Florida. The multiple conventional pays make up the geological success of the area. The Five Jab properties are all located onshore. During the years ended December 31, 2014 and 2013, we received production of approximately 19,8 MBOE and 5.8 MBOE, respectively.

Workovers were initiated in September of 2013. Three of 11 workovers were completed in 2013. There were no workovers during the year 2014. On September 24, 2015, we sold our 75% working interest in the Five JAB properties for $1,365,000 in cash to an unrelated party.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing. Three Forks anticipates that it (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Three Forks cannot assure that their ultimate disposition will not have a materially adverse effect on the Company’s business, financial condition, cash flows or results of operations.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently there is no public trading market for our stock, and we have not applied to have the common stock quoted for trading in any venue.

Holders

At July 31, 2016 and December 31, 2014, the Company had approximately 454 and 451 holders of record of the Common Stock, respectively. Since a portion of the Company’s common stock may be held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Recent Sales of Unregistered Securities

We sold securities during the year ended December 31, 2014 without registering the securities under the Securities Act of 1933.

Shares Issued for Private Offerings

During the year ended December 31, 2014, we sold 47,867 shares of our common stock at a price of $3.00 per share in exchange for $143,601 in cash.

CONVERTIBLE DEBT OFFERING

In September 2013, the Company commenced a private offering of $2,000,000 of secured convertible promissory notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed above. These secured convertible promissory notes in the amount of $1,475,000 had a maturity date of September 2014 including interest at the rate of 10% per annum on the unpaid balance and were convertible into shares of the Company’s common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 secured convertible promissory note. Former director of the Company, Mr. Lester Ranew and, current director, Mr. Timothy Dender, were members of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of secured convertible promissory notes purchased 1,390,000 of warrants in consideration for and cancellation of $1,390,000 of debt. During the year ended December 31, 2014, the Company paid $85,000 and $49,941 in cash to the holders of the secured convertible promissory notes towards principal and interest, respectively. At December 31, 2014, no amounts remained outstanding under the secured convertible promissory notes.

A former officer, Charles Pollard, and a former director, Lester Ranew, of the Company, agreed to purchase additional secured convertible promissory notes with proceeds being used towards the purchase price of the Five JAB properties, in a separate transaction under separate terms with the Company. In exchange for secured convertible promissory notes each of Messrs. Mr. Pollard and Mr. Ranew paid the Company $300,000 in cash or a total of $600,000. Their secured convertible promissory notes had a maturity date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the secured convertible promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. In 2014, the secured convertible promissory notes maturity dates were extended to May 2, 2014 and each holder received an additional consideration totaling $15,000 in fees. On March 31, 2014, Mr. Ranew purchased 300,000 of warrants in consideration for and cancellation of his $300,000 secured convertible promissory note and was paid interest in the amount of $5,096. On May 9, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note plus interest for the year ended December 31, 2014 in the amount of $10,524. At December 31, 2014, no amounts remain outstanding under these secured convertible promissory notes.

Exemption from Registration Claimed

Sales and issuances by us of the unregistered securities listed above were made by us in reliance upon Rule 506 of Regulation D or Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER “RISK FACTORS” ELSEWHERE IN THIS REPORT.

PLAN OF OPERATIONS – RESTRUCTURING AND POST RESTRUCTURING DISCUSSION OF MANAGEMENT AND DIRECTORS

On November 27, 2014, the Company, its management and certain shareholder entered into a settlement agreement whereby the management and members of the Board at November 27, 2014 resigned their positions with the Company and certain current shareholders of the Company were elected as management and members of the Board. In addition, the management and members of the Board who resigned surrendered 5,765,000 options to acquire shares of the Company’s common stock as well as 3,400,000 shares of the Company’s common stock back to the Company and the Company reported in its statement of operations a gain on settlement of claims in the amount of $462,400 for the year ended December 31, 2014.

FROM DECEMBER 2014 THROUGH JULY 2016

From December 2014 through July 2016, the Company’s new management performed and Board authorized the following actions in an effort to preserve the cash flow of the Company, reduce general and administrative expenses and focus on the future exploration, acquisition and development of oil and gas properties:

1.	In December 2014, we closed the offices of the Company in Broomfield, Colorado and operated the Company through the offices of its management consultants.

2.	On January 1, 2015, we transferred 1.22% equity interest in LLC 2 to our President, and an affiliated consultant, Economic Opportunities Corporation, in exchange for services valued at $25,000 and $25,000, respectively.

3.	In January 2015, we engaged an outside consultant to perform due diligence on potential acquisition of oil and gas properties located in the Rocky Mountain region. On May 2, 2016, the Company acquired a non-operating 75% working interest in the Fuller Reservoir, a mature, shallow (3000’) oil field in Freemont county, Wyoming.

4.	In March 2015, the Company decided to cease reporting under the Exchange Act as evidenced by the Form 15 filed with SEC on March 30, 2015. We are filing this Form 10-K as the final step in the de-registration process.

5.	To sell its principal oil and gas properties, Five JAB. In September 2015, we sold the Five JAB properties and as a result, were able to pay off our existing trade payables and pay down and allow us to restructure our existing debt with Recourse Recovery LLC as well as retain cash of approximately $700,000 This cash was used to fund our current working capital needs and to acquire the Fuller Reservoir oil and gas property.

6.	During January 2016, we equally issued 1,000,000 shares of our common stock in exchange for services during the year ended December 31, 2015 by our President and an affiliated consultant, Economic Opportunities Corporation, valued at a fair value of $10,000 and $10,000, respectively.

7.	During January 2016, we issued 120,400 shares of our common stock to outside consultants in exchange for services valued at $14,448.

8.	During March and April 2016 as part of exchange agreements, holders of 3,145,000 in options and warrants exchanged their options and warrants in exchange for 3,145,000 shares of our common stock.

9.	On May 2, 2016, we acquired a non-operating 75% working interest in the Fuller Reservoir, a mature shallow (3,000’) oil field in Freemont county, Wyoming in exchange for $325,000 in cash and 135,000 shares of our restricted common stock valued at $1,350. The acquisition included working interests in 7 producing wells. Geologically, these wells are located in the South Central Wind River Basin. During the year 2016, the Company plans to replace 5 well pumps and perform one recompletion which is expected to increase our production.

The independent registered public accounting firm’s report on our financial statements at December 31, 2014 and 2013, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

FROM JANUARY 1, 2015 THROUGH JULY 29, 2016 (“UNAUDITED”)

During the year ended December 31, 2015, we incurred “Unaudited” losses of $4,353,626, including the loss from the sale our Five JAB properties of $3,638,298 and the loss from continuing operations of our Five JAB properties of $414,614. During the period January 1, 2016 through April 30, 2016, we incurred an “Unaudited” loss of $130,370, which consisted of general and administrative expenses of $111,283 and interest expense of $19,087.

FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED to 2013

During the year ended December 31, 2014, the Company recognized $1,804,475 in revenue from its oil and gas operational activities as compared to $734,128 for 2013 and recognized $97,000 in revenue from management fees as compared to $160,000 in 2013.

	Years ended December 31,
	2014	2013
Revenue
Oil sales	$1,787,191	$728,456
Gas sales	17,284	5,672
	$1,804,475	$734,128
Net production sold
Oil (Bbl)	18,922	7,215
Gas (Mcf)	5,131	1,417
Average sales price
Oil ($/Bbl	$95.28	$103.99
Gas ($/Mcf)	$4.36	$3.73

During the years ended December 31, 2014 and 2013, the Company incurred operating expenses of $9,168,462 and $2,515,593, respectively. The increase of $6,652,869 in operating expenses was primarily a result of the Company’s increased operational activities resulting from the acquisitions of certain properties, discussed above and the impairment of oil and gas assets as well as the write off of exploration expense.

During the years ended December 31, 2014 and 2013, the Company recognized the following operating expenses:

	Years ended December 31,
	2014	2013
Operating expenses:
Lease operating expenses	$1,187,003	$315,397
Production taxes	89,280	34,110
General and administrative expenses	1,812,526	2,101,497
Asset impairment	4,951,423	-
Exploration expense	923,809	-
Depreciation, depletion, amortization & accretion	204,421	64,589
Total operating expenses	$9,168,462	$2,515,593

During the year ended December 31, 2014, the Company recognized a net loss of $7,091,505 as compared to a net loss of $1,527,205 for 2013. The increase of $5,564,300 was a direct result of the $6,652,869 increase in operating expenses discussed above, offset by a $1,007,347 and $224,830 increase in total revenues and other income, respectively combined with a decrease in gain of $143,608 on the disposal of property from discontinued operations.

At December 31, 2014, the Company had total current assets of $225,428 and total current liabilities of $1,770,913 resulting in a working capital deficit of $1,545,485.

During the year ended December 31, 2014, the Company used $1,315,106 in funds from its operational activities based upon a net loss of $7,091,505 which was adjusted for such non-cash items as: $204,421 in depreciation, depletion, amortization and accretion, $923,809 in dry hole expense, $4,951,423 in impairment of assets, $201,281 in loss on abandonment of assets and offset by $458,199 in gain on settlement of claims. During the year ended December 31, 2013, the Company used $1,001,299 in funds from its operational activities based upon a net loss of $1,670,813 which was adjusted for such non-cash items as: income from discontinued operations of $143,608, $64,589 in depreciation and amortization, $22,000 gain on settlement of claims, $143,608 gain on sale of disposal group held for sale, $41,360 in shares issued for services and $50,596 in options granted for services

During the year ended December 31, 2014, the Company used $382,444 in its investing activities based upon: $382,444 in additions to property and equipment. During the year ended December 31, 2013, the Company used $3,791,943 in its investing activities based upon: $5,385,694 in additions to property and equipment and $6,249 in other additions to long-term assets offset by $1,600,000 received from the sale of disposal group held for sale.

During the year ended December 31, 2014, the Company received $1,645,969 from financing activities as compared to $4,421,687 from its financing activities for 2013.

Financing Activities

Common Stock

During the year ended December 31, 2014, as part of a private placement, the Company issued 47,867 shares of its common stock for cash in the amount of $143,601 as more fully described in the financial statements.

Convertible Debt Offering

In September 2013, the Company commenced a private offering of $2,000,000 of secured convertible promissory notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed above. These secured convertible promissory notes in the amount of $1,475,000 had a maturity date of September 2014 including interest at the rate of 10% per annum on the unpaid balance and were convertible into shares of the Company’s common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 secured convertible promissory note. Former director of the Company, Mr. Lester Ranew and, current director, Mr. Timothy Dender, were members of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of secured convertible promissory notes purchased 1,390,000 of warrants in consideration for and cancellation of $1,390,000 of debt. During the year ended December 31, 2014, the Company paid $85,000 and $49,941 in cash to the holders of the secured convertible promissory notes towards principal and interest, respectively. At December 31, 2014, no amounts remained outstanding under the secured convertible promissory notes.

A former officer, Charles Pollard, and a former director, Lester Ranew, of the Company, agreed to purchase additional secured convertible promissory notes with proceeds being used towards the purchase price of the Five JAB properties, in a separate transaction under separate terms with the Company. In exchange for secured convertible promissory notes each of Messrs. Mr. Pollard and Mr. Ranew paid the Company $300,000 in cash or a total of $600,000. Their secured convertible promissory notes had a maturity date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the secured convertible promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. In 2014, the secured convertible promissory notes maturity dates were extended to May 2, 2014 and each holder received an additional consideration totaling $15,000 in fees. On March 31, 2014, Mr. Ranew purchased 300,000 of warrants in consideration for and cancellation of his $300,000 secured convertible promissory note and was paid interest in the amount of $5,096. On May 9, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note plus interest for the year ended December 31, 2014 in the amount of $10,524. At December 31, 2014, no amounts remain outstanding under these secured convertible promissory notes.

Options and Warrants

During the year ended December 31, 2014, the Company granted options to acquire 730,000 shares of its common stock in exchange for cash of $730,000.

During the year ended December 31, 2014, the Company issued warrants to acquire 1,690,000 shares of the Company’s common stock in exchange for debt of $1,690,000 and issued options to acquire 25,000 shares of the Company’s common stock in exchange for property valued at $25,000.

OUTLOOK FOR 2016

At July 29, 2016, we have cash of $120,099 and we expect to fund our operations through a combination of cash on hand and revenues from our Fuller property.

We have no material commitments for capital expenditures within the next year, however if we pursue various operational options substantial capital will be needed.

Need for Additional Financing

We have capital sufficient to meet our operational needs through 2016.

The Company will need additional capital to support its proposed future energy operations. We have minimal revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed.

Decisions regarding future acquisitions or other activities will be made on a case-by-case basis.

CRITICAL ACCOUNTING POLICIES

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at December 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered to the customer, the price to the buyer is fixed or determinable and collectability is reasonably assured. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. Revenue that does not meet these criteria is deferred until the criteria are met.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs at December 31, 2014 and 2013 included in the amortization based of $5,202,134 and $5,614,987, respectively and the Company for the years ended December 31, 2014 and 2013 expensed capitalized costs of $923,809 and $0, respectively.

The Company performs a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2014, the carrying value of the Company’s oil and gas properties exceeded the calculated value of the ceiling limitation and therefore, there was an impairment of assets in the amount of $4,951,423 whereas at December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company’s oil and gas properties and no impairment was necessary.

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the years ended December 31, 2014 and 2013.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the years ended December 31, 2014 and 2013 was $204,421 and $64,589, respectively.

Share-Based Compensation

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options, to be recognized in the financial statements based on their fair values.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company’s business activities contain elements of risk. Neither our investments nor an investment in us is intended to constitute a balanced investment program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Three Forks, Inc. at and for the years ended December 31, 2014 and 2013 appear elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our President (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our President, Mr. Ness (the Company does not have a CFO and Mr. Ness currently serves as the Chief Accounting Officer) carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Ness concluded that our disclosure controls and procedures were effective as of December 31, 2014 in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consists of Mr. Ness, our President and Chief Accounting Officer who is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and in light of the change in management and the Board during December 2014. The new management and the Board engaged new outside consultants to perform the functions necessary to provide internal control over financial reporting. Based on this assessment, management believes that at December 31, 2014, our internal control over financial reporting were effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Three Forks, Inc., directors or executive officers, including their ages.

Name	Age	Position

Thomas A. Ness	38	President, Secretary and Director

Timothy Dender	47	Director

Mr. Thomas Ness was elected as a director of the Company on June 16, 2016.

Mr. Timothy Dender was elected as a director of the Company effective November 27, 2014.

Messrs. Mr. Alex D. Withall and Mr. Charles W. Jones who were directors of the Company since November 27, 2014 resigned as directors of the Company effective June 3, 2016.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

Pursuant to a Settlement Agreement filed with the SEC on December 22, 2014 as a result of certain disagreements, Mr. W. Edward Nichols the Chief Executive Officer, Director and Secretary, and Messrs. Mr. Charles Pollard, Mr. William Young and Mr. Paul Dragul the directors of the Company resigned effective November 27, 2014. On November 27, 2014, the Company, its management and certain shareholder entered into a settlement agreement whereby the management and members of the Board at November 27, 2014 resigned their positions with the Company and certain current shareholders of the Company were elected as management and members of the Board. In addition, the management and members of the Board who resigned surrendered 5,765,000 options to acquire shares of the Company’s common stock as well as 3,400,000 shares of the Company’s common stock back to the Company and the Company reported in its statement of operations a gain on settlement of claims in the amount of $462,400 for the year ended December 31, 2014.

Mr. Lester Ranew resigned on June 30, 2014 due to his concern regarding the direction of management and the Board. Also Mr. Donald Walford resigned on January 28, 2014 as Executive Vice President of Finance and on February 27, 2014 as director. Mr. Terrence Manning who served as President from June 17, 2014 resigned on October 31, 2014.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of the directors and officers of Three Forks, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Thomas A. Ness, President, Secretary and Director

Mr. Ness has held the position of Director of Development for Inland Real Estate Development, one of Chicago’s largest development companies, since 1997. Mr. Ness was responsible for delivering 100+ build ready lots to national and private homebuilders during the most prolific homebuilding arena in modern history. Mr. Ness was also responsible for working with and providing build ready lots for America top retail chains, such as Menards, Wal-Mart and Sam’s Club, JC Penny’s, Office Max, and Meijer. Mr. Ness has worked in many facets of the construction business in the Chicagoland area. From 2004 to 2007, Mr. Ness worked for a top 5 Chicago private developer and national homebuilder where he was responsible for managing 20 large scale residential and commercial developments totaling $100 million. From 2001 to 2004, Mr. Ness worked for Engineering Enterprises where he was a senior field technician working with fortune 500 national homebuilders and local municipalities. Mr. Ness is a 2000 graduate of Aurora University, where he majored in Business Administration.

TIMOTHY DENDER, Chairman of the Board and Director

Mr. Dender is President of Dender Distributing Company, an independent beer and beverage wholesaler based in Griffin, Georgia. Mr. Dender has worked in various positions with this company for the past 30 years. Mr. Dender attended Gordon College for two years ending on or about 1994.

No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

KEY EMPLOYEES

Thomas A. Ness, President and Secretary since November 27, 2014

Mr. Ness has held the position of Director of Development for Inland Real Estate Development, one of Chicago’s largest development companies, since 1997. Mr. Ness was responsible for delivering 100+ build ready lots to national and private homebuilders during the most prolific homebuilding arena in modern history. Mr. Ness was also responsible for working with and providing build ready lots for America top retail chains, such as Menards, Wal-Mart and Sam’s Club, JC Penny’s, Office Max, and Meijer. Mr. Ness has worked in many facets of the construction business in the Chicagoland area. From 2004 to 2007, Mr. Ness worked for a top 5 Chicago private developer and national homebuilder where he was responsible for managing 20 large scale residential and commercial developments totaling $100 million. From 2001 to 2004, Mr. Ness worked for Engineering Enterprises where he was a senior field technician working with fortune 500 national homebuilders and local municipalities. Mr. Ness is a 2000 graduate of Aurora University, where he majored in Business Administration.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file. To our knowledge all officers, directors and 10% or greater shareholders timely filed all required Section 16(a) forms during 2014.

CONFLICTS OF INTEREST

Conflicts of Interest – General.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.

Conflicts of Interest – Corporate Opportunities

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

BOARD OF DIRECTORS

We are managed under the direction of our Board of Directors. The Board of Directors has no nominating audit committee or a compensation committee. The current members of the Board are Messrs. Mr. Timothy Dender and Mr. Thomas Ness.

Director Independence

Our Board of Directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board of Directors affirmatively determined that Mr. Dender is “independent” as such term is used under the rules and regulations of the Securities and Exchange Commission. Mr. Ness as President and Secretary of the Company is not considered to be “independent”.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION TABLE

The following tables set forth certain information concerning compensation of the President and our most highly compensated executive officers for the period presented (the “Named Executive Officers”):

In Dollars

Year Ended December 31, 2015

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas Ness, President (1)	2015	90,000	44,000	0	0	0	0	0	$134,000

Years Ended December 31, 2014 and 2013

Name & Position	Year	Contract Payments ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas Ness, President (1)	2014	56,000	0	0	0	0	0	0	$56,000
	2013	49,000	0	0	9,141	0	0	0	$58,141

W. Edward Nichols, Former CEO, Secretary, Chairman (2)	2014	171,200	0	0	0	0	0	0	$171,200
	2013	195,000	0	0	0	0	0	0	$195,000

Terrance Manning, Former President and COO (3)	2014	33,948	0	0	20,165	0	0	0	$54,113
	2013	0	0	0	0	0	0	0	$0

Charles Pollard, Former President & COO (4)	2014	114,815	0	0	0	0	0	0	$114,815
	2013	174,719	0	0	27,267	0	0	0	$201,896

Todd B. Hattenbach, Former CFO (5)	2014	0	0	0	0	0	0	0	$0
	2013	50,000	0	0	162	0	0	0	$50,162

Donald Walford, Former Exec VP of Finance (6)	2014	48,000	0	0	0	0	0	0	$48,000
	2013	202,000	0	0	0	0	0	0	$202,000

(1)	Mr. Ness has served as President and Secretary from November 27, 2014 until the present. Mr. Ness, in connection of services during the year ended December 31, 2013 as a consultant, was granted options for 310,000 shares of common stock having an exercise price of $0.10 - $1.00 per share valued at $9,141 using the Black-Scholes method whereas 185,342 shares were vested at December 31, 2014. At December 31, 2015, the options were fully vested.

(2)	Mr. Nichols was appointed the Chief Executive Officer on October 22, 2013. On November 27, 2014, Mr. Nichols surrendered 1,500,000 shares of common stock as part of a Settlement Agreement and resigned as Chief Executive Officer, Secretary and Chairman of the Board.

(3)	Mr. Manning became an Officer on July 1, 2014. As part of Mr. Manning’s employment he was granted an option for 1,200,000 shares of common stock having an exercise price of $0.10 per share and a value of $20,165 using the Black Scholes method. These options expired on November 30, 2014. Mr. Manning resigned as an officer on October 31, 2014.

(4)	Mr. Pollard became an officer on March 1, 2013. As part of Mr. Pollard’s employment he was granted options for 2,300,000 shares. The options had a value of $27,267 using the Black-Scholes method. On November 27, 2014, Mr. Pollard surrendered options to acquired 1,750,000 shares of common stock as part of a Settlement Agreement and his remaining 500,000 options expired. Mr. Pollard resigned as a director on November 27, 2014.

(5)	Mr. Hattenbach served as the Chief Financial Officer from July 1, 2013 until October 7, 2013. As part of Mr. Hattenbach’s employment agreement he was granted an option for 20,000 shares of common stock have an exercise price of $0.10 per share and a value of $162 using the Black-Sholes method. These options expired on January 1, 2014.

(6)	Mr. Walford served as the Chief Executive Officer of the Company from its inception until October 22, 2013, when he was appointed the Executive Vice President of Finance. He served as the Executive Vice President from October 22, 2013 through January 28, 2014. Mr. Walford resigned as a director on February 27, 2014. On November 27, 2014, Mr. Waflord surrendered 1,500,000 shares of common stock as part of a Settlement Agreement.

Consultant Agreement

We have a consulting agreement with our President. The compensation agreement was approved by our Board.

Pursuant to the consulting agreement, which was effective January 1, 2014 and amended January 2, 2015, Mr. Ness received a Base Fee of $8,000 per month for a term of seven months. On November 27, 2014, Mr. Ness was appointed the President and Secretary of the Company. Effective October 15, 2015, Mr. Ness’ Base fee was changed to $5,000 per month. During the year ended December 31, 2015, Mr. Ness received a bonus approved by the Board of $44,000 that included 1,000,000 shares of the Company common stock at a fair value of $10,000.

Upon thirty (30) days written notice, the consulting arrangement may be terminated without further liability on the part of the Company. Cause is considered to be (i) Conviction of a felony, a crime or moral turpitude or commission of an act of embezzlement or fraud against the Company or affiliate thereof: (ii) deliberate dishonesty of resulting in damages to the Company or affiliate thereof; and (iii) dereliction of duty, misfeasance or malfeasance.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us. These agreements do not provide for payments to be made as a result of any change in control of us, or a change in the person’s responsibilities following such a change in control.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors acts as the compensation committee for Three Forks, Inc.

Option/SAR Grants In 2014

During the year ended December 31, 2014, our officers and directors were granted options to acquire 1,200,000 shares of our restricted common stock and those options expired during 2014. There were no options or SARs’ granted during the period January 1, 2016 through July 31, 2016 and for the year ended December 31, 2015.

OUTSTANDING EQUITY AWARDS

The following table sets forth certain information concerning outstanding equity awards held by the Named Executive Officer at December 31, 2014:

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Ness	300,000	0	-0-	$1.00	4/1/17	-0-	-0-	-0-	-0-
	10,000	-0-	-0-	$0.10	12/15/16	-0-	-0-	-0-	-0-
Manning	-0-	-0-	-0-			-0-	-0-	-0-	-0-
Nichols	-0-	-0-	-0-			-0-	-0-	-0-	-0-
Pollard	-0-	-0-	-0-			-0-	-0-	-0-	-0-

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives’ Compensation Table” during the year ended December 31, 2014. There was no compensation paid to our directors for services as directors during the period January 1, 2016 through July 31, 2016 and for the year ended December 31, 2015.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Edward Nichols (1)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Charles Pollard (2)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

William F. Young (3)	2014	$-0-	$-0-	$0	$-0-	$-0-	$-0-	$0

Lester Ranew (4)	2014	$-0-	$-0-	$13	$-0-	$-0-	$-0-	$13

Paul Dragul (5)	2014	$-0-	$-0-	$13	$-0-	$-0-	$-0-	$13

Donald Walford (6)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Timothy Dender	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Alex Withall	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Charles W. Jones	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Nichols received a salary pursuant to an agreement with the Company for his services to the Company as discussed in the Executive Compensation table. During the year ended December 31, 2014, Mr. Nichols received total compensation of $171,862.

(2)	Mr. Pollard received a salary pursuant to an agreement with the Company for his services as an officer of the Company. During the year ended December 31, 2014, Mr. Pollard received total compensation of $131,547.

(3)	Mr. Young resigned as a director on November 27, 2014.

(4)	Mr Ranew resigned as a director on June 30, 2014.

(5)	Mr. Dragul resigned as a director on November 27, 2014.

(6)	Mr. Walford received a salary pursuant to an employment agreement with the Company for his services as an officer of the Company. During the year ended December 31, 2014, Mr. Walford received total compensation of $48,000.

Limitation on Liability and Indemnification

We are a Colorado corporation. The Colorado Revised Statutes (CRS) provides that the articles of incorporation of a Colorado corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our company’ or our stockholders for monetary damages to the fullest extent provided by the CRS.

The CRS provides that a Colorado corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The CRS provides that a Colorado corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

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

EQUITY COMPENSATION PLAN INFORMATION

Stock Compensation Plan

Effective May 1, 2013, our Stock Option and Award Plan (the “Stock Incentive Plan”) was approved by our Board of Directors. Under the Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to us or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase or exercise price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of our common stock are subject to the Stock Incentive Plan and maybe either a qualified or non-qualified stock option. The shares issued for the Stock Incentive Plan may be either treasury or authorized and unissued shares. At July 31, 2016 and December 31, 2014, we had outstanding non-qualified stock options to purchase 310,000 shares and 310,000, respectively of our common stock under the Plan and during the period January 1, 2015 through July 31, 2016, we granted no options or other types of awards and no options or other types of awards expired or were canceled.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Three Forks, Inc. outstanding common stock by:

●	each person who is known by Three Forks to be the beneficial owner of five percent (5%) or more of Three Forks’ common stock;

●	Three Forks’ chief executive officer, its other executive officers, and each director as identified in the “Management — Executive Compensation” section; and

●	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Three Forks, Inc. common stock that Three Forks, Inc. believes was beneficially owned by each person or entity at December 31, 2014 and July 31, 2016, respectively including options and warrants exercisable within 60 days.

OFFICERS AND DIRECTORS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner at 12/31/14	Percent of Class at 12/31/14 (2)	Amount and Nature of Beneficial Owner at 7/31/16	Percent of Class at 7/31/16 (3)
Common shares	Thomas Ness, President, Secretary and Director (4)	50,500	.61%	1,050,500	8.32%

Common shares	Timothy Dender, Director (5)	166,667	2.01%	591,677	4.69%

Common shares	Alex Withall, Former Director	280,000	3.37%	280,000	2.22%

Common shares	Charles W. Jones, Former Director (6)	110,000	1.33%	210,000	1.66%

Common shares	W. Edward Nichols, Former CEO, Secretary and Chairman	500,000	6.03%	-	-

Common shares	Charles Pollard, Former Director	-	-	-	-

Common shares	William Young, Former Director	-	-	-	-

Common shares	Lester Ranew, Former Director (7)	66,667	.80%	616,667	4.89%

Common shares	Paul Dragul, Former Director	187,000	2.25%	187,000	1.48%

Common shares	Donald Walford, Former Director	500,000	6.03%	-	-

Common shares	All Directors and Executive Officers as a Group: December 31, 2014 (4 persons) July 31, 2016 (2 persons)	607,167	7.32%	1,642,177	19.79%

(1)	The address of each person listed below, unless otherwise indicated, is c/o Three Forks, Inc., PO Box, Johnstown, Colorado 80534.

(2)	Based upon 8,297,677 shares issued and outstanding at December 31, 2014. Options exercisable for 185,342 shares of common stock at December 31, 2014 were not included in this number. Warrants exercisable for 3,145,000 shares at December 31, 2014 were not included in this number.

(3)	Based upon 12,618,077 shares issued and outstanding at July 31, 2016. Options exercisable for 310,000 shares of common stock at July 31, 2016 are not included in this number. There are no warrants outstanding at July 31, 2016.

(4)	Mr. Ness holds options exercisable for 310,000 shares of our common stock that expire in April 2017 and have an exercise price of $0.10 - $1.00 per share.

(5)	Mr. Dender held a warrant to purchase 400,000 shares of common stock. The warrant was scheduled to expire on December 31, 2019 that had an exercise price of $1.00 and included a cashless exercise provision. He also held a warrant to purchase 25,000 shares of common stock. The warrant expired March 31, 2016 that had an exercise price of $1.00 and included a cashless exercise provision. On March 25, 2016, the Company and Mr. Dender entered into an exchange agreement whereby his warrants were exchanged for 425,000 shares of the Company’s restricted common stock.

(6)	Mr. Jones held a warrant to purchase 100,000 shares of common stock. The warrant expired March 31, 2016 that had an exercise price of $1.00 and included a cashless exercise provision. On March 25, 2016, the Company and Mr. Jones entered into an exchange agreement whereby his warrant was exchanged for 100,000 shares of the Company’s restricted common stock.

(7)	Mr. Ranew held a warrant to purchase 300,000 shares of common stock. The warrant expired December 31, 2019 that had an exercise price of $1.00 and included a cashless exercise provision. He also held a warrant to purchase 50,000 shares of common stock. The warrant expired March 31, 2016 that had an exercise price of $1.00 and included a cashless exercise provision. In addition, he held an option exercisable for 200,000 shares of our common stock that expired on November 22, 2016 and an exercise price of $1.00 per share. On March 30, 2016, the Company and Mr. Ranew entered into an exchange agreement whereby his warrants and options were exchanged for 550,000 shares of the Company’s restricted common stock.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner at 12/31/14	Percent of Class at 12/31/14 (1)	Amount and Nature of Beneficial Owner at 7/31/16	Percent of Class at 7/31/16 (2)
Common shares	Thomas Ness			1,050,000	8.32%

Common shares	Economic Opportunities Corporation			1,560,000	12.36%

Common shares	Estate of William King Jr.			600,000	4.76%

Common shares	W. Edward Nichols	500,000	6.03%

Common shares	Donald Walford	500,000	6.03%

Common shares	All more than 5% shareholders as a Group: December 31, 2014 (2 persons) July 31, 2016 (3 persons)	1,000,000	12.06%	3,210,000	25.44%

(1)	Based upon 8,297,677 shares issued and outstanding at December 31, 2014. Options exercisable for 185,342 shares of common stock at December 31, 2014 were not included in this number. Warrants exercisable for 3,145,000 shares at December 31, 2014 were not included in this number.

(2)	Based upon 12,618,077 shares issued and outstanding at July 31, 2016. Options exercisable for 310,000 shares of common stock at July 31, 2016 are not included in this number. There are no warrants outstanding at July 31, 2016.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Stock Issuances and Options Granted

During the year ended December 31, 2014, there were no shares issued to officers and directors of the Company and there were options granted to Terrance Manning, former President and COO, for services to acquire 1,200,000 shares of the Company common stock. These options expired on November 30, 2014.

Three Forks No 1 LLC

LLC 1 was organized in the state of Colorado on November 8, 2012 to fund and drill wells located in Archer county, Texas. We were the manager of and had no interest in LLC 1 from its inception. On December 31, 2012, the Company entered into a Farmout Agreement with Holms Energy Development Corporation where the Company received a 100% working interest in 320 acres of mineral interests located in Archer county, Texas to develop the Farmout property. Further, on December 31, 2012, LLC 1 agreed to pay its pro rata portion of the costs associated with the drilling and completion of 9 wells on the Farmout property and in consideration, the Company assigned 87% of the working interest in the Farmout property to LLC 1. Subsequently in January 2013, we similarly assigned a 1% working interest in the Farmout property to each of Messrs. Mr. Young and Mr. Nichols, former officers and directors of the Company and retained a 11% working interest in the Farmout property. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $176,535 as part of exploration expense.

Accrued liabilities – related party

During the year ended December 31, 2014, the Company was advanced funds from LLC 2 in the amount of $40,445 and at December 31, 2014 owed LLC 2 $43,400. During the year ended December 31, 2015, the Company paid $43,400 in cash to LLC 2 as payment in full.

During the year ended December 31, 2013, the Company was advanced funds from Mr. Ranew, a former director and at December 31, 2013 the Company owed $209,520. In addition, during the year 2013, the Company was advanced funds from LLC 1 and at December 31, 2013 owed $2,685.

Shares for Services

During the year ended December 31, 2013, Mr. Dragul, a former director, was issued 25,000 shares of our common stock in exchange for services in the amount of $2,200 or at a fair value of $0.088 per share.

Consulting Services

During the year ended December 31, 2014, the Company paid a former officer and director, Mr. Nichols $171,200 in fees as part of a consulting agreement.

During the year ended December 31, 2013 the Company paid two of its former officers and directors, Mr. Nichols and Mr. Walford $205,626 in fees as part of consulting agreements.

Convertible Debt Offering

In September 2013, the Company commenced a private offering of $2,000,000 of secured convertible promissory notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed above. These secured convertible promissory notes in the amount of $1,475,000 had a maturity date of September 2014 including interest at the rate of 10% per annum on the unpaid balance and were convertible into shares of the Company’s common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 secured convertible promissory note. Former director of the Company, Mr. Lester Ranew and, current director, Mr. Timothy Dender, were members of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of secured convertible promissory notes purchased 1,390,000 of warrants in consideration for and cancellation of $1,390,000 of debt. During the year ended December 31, 2014, the Company paid $85,000 and $49,941 in cash to the holders of the secured convertible promissory notes towards principal and interest, respectively. At December 31, 2014, no amounts remained outstanding under the secured convertible promissory notes.

A former officer, Charles Pollard, and a former director, Lester Ranew, of the Company, agreed to purchase additional secured convertible promissory notes with proceeds being used towards the purchase price of the Five JAB properties, in a separate transaction under separate terms with the Company. In exchange for secured convertible promissory notes each of Messrs. Mr. Pollard and Mr. Ranew paid the Company $300,000 in cash or a total of $600,000. Their secured convertible promissory notes had a maturity date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the secured convertible promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. In 2014, the secured convertible promissory notes maturity dates were extended to May 2, 2014 and each holder received an additional consideration totaling $15,000 in fees. On March 31, 2014, Mr. Ranew purchased 300,000 of warrants in consideration for and cancellation of his $300,000 secured convertible promissory note and was paid interest in the amount of $5,096. On May 9, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note plus interest for the year ended December 31, 2014 in the amount of $10,524. At December 31, 2014, no amounts remain outstanding under these secured convertible promissory notes.

Conflict Policy

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL.

B F Borgers CPA PC is the Company’s principal auditing and accountant firm. The Company’s Board of Directors has determined that the provisions of audit services are compatible with maintaining B F Borgers CPA PC independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2014 and 2013 by B F Borgers CPA PC:

	2014	2013

Audit Fees	$33,396	$39,593

Audit-related Fees	$0	$2,700

Tax Fees	$0	$0

All Other Fees	$15,660	$5,400

Total Fees	$49,056	$47,693

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of the financial statements filed as a part of this Report.

●	Audited financial statements of Three Forks, Inc. as of and for the years ended December 31, 2014 and 2013.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

THREE FORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Three Forks, Inc.:

We have audited the accompanying balance sheets of Three Forks, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Three Forks, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

August 18, 2016

THREE FORKS, INC.

 BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$69,593	$121,174
Accounts receivable trade, net	174,926	276,570
Note receivable other	-	100,000
Prepaid and other current assets	10,909	20,442
Total current assets	255,428	518,186

Property and equipment
Oil and gas properties at cost, full-cost method of accounting
Unproved	-	214,584
Proved	5,202,134	5,614,987
Other	15,761	25,554
Total property and equipment	5,217,895	5,855,125
Less accumulated depreciation, depletion and amortization	(5,208,156)	(65,038)
Net property and equipment	9,739	5,790,087

Long-term assets
Investment in equity securities	45,171	-
Other	55,163	61,330
Total long-term assets	100,334	61,330

Total assets	$365,501	$6,369,603

Current liabilities
Current maturities of convertible notes	$-	$1,475,000
Current maturities of notes	1,181,868	24,500
Accounts payable trade	142,104	425,133
Advances and accruals	403,541	192,517
Notes payable and advances, related party	43,400	812,205
Total current liabilities	1,770,913	2,929,355

Long-term liabilities
Asset retirement obligations	315,000	307,854
Total long-term liabilities	315,000	307,854

Total liabilities	2,085,913	3,237,209

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred shares, no par value, 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, $0.001 par value, 100,000,000 shares authorized; 8,297,677 and 11,681,477 shares issued and outstanding at December 31, 2014 and 2013, respectively	8,298	11,681
Additional paid in capital	7,871,287	5,629,205
Accumulated deficit	(9,599,997)	(2,508,492)
Total stockholders’ equity	(1,720,412)	3,132,394

Total liabilities and stockholders’ equity	$365,501	$6,369,603

The accompanying notes are an integral part of these financial statements.

THREE FORKS, INC.

STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2014	2013
Revenue:
Oil and gas sales	$1,804,475	$734,128
Management fees	97,000	160,000
Total revenues	1,901,475	894,128

Operating expenses:
Lease operating expenses	1,187,003	315,397
Production taxes	89,280	34,110
General and administrative expenses	1,812,526	2,101,497
Asset impairment	4,951,423	-
Exploration expense	923,809	-
Depreciation, depletion, amortization & accretion	204,421	64,589
Total operating expenses	9,168,462	2,515,593

Loss from operations	(7,266,987)	(1,621,465)

Other income (expense):
Other Income (loss)	(202,481)	-
Interest income	-	4,096
Gain on settlement of claims	462,400	22,000
Interest expense	(84,437)	(75,444)
Total other income (expense)	175,482	(49,348)

Loss from continuing operations before income taxes	(7,091,505)	(1,670,813)

Income taxes	-	-

Net loss from continuing operations	(7,091,505)	(1,670,813)

Discontinued operations
Gain on disposal of property	-	143,608
Income from discontinued operations	-	143,608

Net loss	$(7,091,505)	$(1,527,205)

Net loss from continuing operations	$(0.63)	$(0.15)

Net income from discontinued operations
Basic and diluted	$-	$0.01

Net loss per common share
Basic and diluted	$(0.63)	$(0.13)

Weighted average number of common shares
Basic and diluted	11,223,214	11,376,235

The accompanying notes are an integral part of these financial statements.

THREE FORKS, INC.

 STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss from continuing operations attributable to common stockholders	$(7,091,505)	$(1,670,813)
Income from discontinued operations	-	143,608
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, amortization & accretion	204,421	64,589
Dry hole expense	923,809	-
Impairment of assets	4,951,423	-
Loss on abandonment of assets	201,281	-
Gain on settlement of claims	(458,199)	(22,000)
Gain on sale of disposal group held for sale	-	(143,608)
Shares issued for services, related party	-	2,200
Equity issued for services	-	89,756
Stock based compensation	83,297	-
Changes in operating assets and liabilities:
Accounts receivable trade	101,644	(276,570)
Prepaid and other current assets	9,533	6,857
Accounts payable trade	(283,029)	420,706
Advances and accruals	211,024	177,902
Disposal group held for sale	-	804
Advances and accruals, related party	(168,805)	205,270

Net cash used in operating activities	(1,315,106)	(1,001,299)

INVESTING ACTIVITIES
Additions to property and equipment, net of repayments	(382,444)	(5,385,694)
Additions to other long-term assets	-	(6,249)
Proceeds from sale of disposal group held for sale	-	1,600,000

Net cash used in investing activities	(382,444)	(3,791,943)

FINANCING ACTIVITIES
Sale of common shares and options	873,601	3,304,190
Funds used to repurchase common shares	-	(975,000)
Funds from short-term convertible notes, net of repayments	-	1,475,000
Repayment of convertible debt	(385,000)	-
Funds from short-term notes, related party	-	600,000
Funds from short-term notes, net of repayment	1,157,368	17,497

Net cash provided by financing activities	1,645,969	4,421,687

NET CHANGE IN CASH	(51,581)	(371,555)

CASH, Beginning	121,174	492,729

CASH, Ending	$69,593	$121,174

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of warrants in exchange for debt	$1,690,000	$-
Issuance of equity in exchange for property	$50,000	$-
Interest paid	$80,896	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

THREE FORKS, INC.

 STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Shares		Common Shares		Additional		Total
	No Par Value		$.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, December 31, 2012	-	$-	10,799,339	$10,799	$3,230,941	$(981,287)	$2,260,453
Issuance of shares for services
valued at $0.088 per share - related party	-	-	25,000	25	2,175	-	2,200
Issuance of shares for services							-
valued at $0.088 per share	-	-	445,000	445	38,715	-	39,160
Sale of shares for cash at $.01 per share	-	-	40,000	40	360	-	400
Sale of shares for cash at $1.50 per share	-	-	100,001	100	149,902	-	150,002
Sale of shares for cash at $2.00 per share	-	-	25,000	25	49,975	-	50,000
Sale of shares for cash at $2.25 per share	-	-	135,000	135	303,615	-	303,750
Sale of shares for cash at $3.00 per share	-	-	850,021	850	2,549,161	-	2,550,011
Sale of options and warrants for cash	-	-	-	-	250,027	-	250,027
Correction of prior issuance of shares	-	-	(112,884)	(113)	113	-	-
Repurchase of shares at $3.00 per share	-	-	(275,000)	(275)	(824,725)	-	(825,000)
Repurchase of shares at $1.50 per share	-	-	(100,000)	(100)	(149,900)	-	(150,000)
Retirement of shares to settle claims	-	-	(250,000)	(250)	(21,750)	-	(22,000)
Stock based compensation	-	-	-	-	50,596	-	50,596
Net (loss) for the period	-	-	-	-	-	(1,527,205)	(1,527,205)
BALANCES, December 31, 2013	-	-	11,681,477	11,681	5,629,205	(2,508,492)	3,132,394
Sale of shares for cash at $3.00 per share	-	-	47,867	49	143,552	-	143,601
Sale of options for cash at $1.00 per option	-	-	-	-	730,000	-	730,000
Issuance of warrants for debt	-	-	-	-	1,690,000	-	1,690,000
Issuance of shares for property			8,333	8	24,992	-	25,000
Issuance of options for property	-	-	-	-	25,000	-	25,000
Settlement of claims	-	-	(3,440,000)	(3,440)	(454,759)	-	(458,199)
Stock based compensation	-	-	-	-	83,297	-	83,297
Net loss for the period	-	-	-	-	-	(7,091,505)	(7,091,505)
BALANCES, December 31, 2014	-	$-	8,297,677	$8,298	$7,871,287	$(9,599,997)	$(1,720,412)

The accompanying notes are an integral part of these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Three Forks, Inc. (the “Company”) was incorporated on March 28, 2012 in the State of Colorado. The Company’s business plan focuses on the development as an independent energy company engaged in the acquisition, exploration, development and production of North American conventional oil and gas properties through the acquisition of leases and/or royalty interests.

On September 7, 2012, the Company acquired working interests between 10.12% and 10.50% in five (5) producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld county Colorado valued at $1,477,990 as well as a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan county Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company’s common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, the Company was required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three-year period from the date of the acquisition and this escrow account at December 31, 2013 and 2012 has a balance of $55,163 and $55,081 respectively. Effective January 1, 2013, the Company sold its entire interest in these oil and gas properties located in Weld county Colorado for $1,600,000 in cash. See Note 4 – Disposal Group Held for Sale.

Three Forks No 1 LLC was organized in the state of Colorado on November 8, 2012 to fund and drill wells located in Archer county, Texas. We were the manager of and had no interest in LLC 1 from its inception. On December 31, 2012, the Company entered into a Farmout Agreement with Holms Energy Development Corporation where the Company received a 100% working interest in 320 acres of mineral interests located in Archer county, Texas to develop the Farmout property. Further, on December 31, 2012, LLC 1 agreed to pay its pro rata portion of the costs associated with the drilling and completion of 9 wells on the Farmout property and in consideration, the Company assigned 87% of the working interest in the Farmout property to LLC 1. Subsequently in January 2013, we similarly assigned a 1% working interest in the Farmout property to each of Messrs. Mr. Young and Mr. Nichols, former officers and directors of the Company and retained a 11% working interest in the Farmout property. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $176,535 as part of exploration expense

Three Forks LLC No 2 was organized in the State of Colorado on December 4, 2013 to fund and drill wells located in Archer County, Texas. We were the manager of LLC 2 from its inception and during the year ended December 31, 2014, we acquired from members of LLC 2, who were unaffiliated with the Company, an equity interest of 1.22% in LLC 2 in exchange for the granting of options to acquire 25,000 shares of the Company’s common stock valued at $25,000 and the issuance of 8,333 shares of the Company’s common stock valued at $25,000. On January 1, 2015, we equally transferred our .61% equity interest of LLC 2 in exchange for services by our President and an affiliated consultant, Economic Opportunities Corporation, at a fair value of $25,000 and $25,000, respectively. At January 1, 2015, we owned no equity interest in LLC 2. From January 1, 2015, we continued to be the manager of LLC 2 until October 20, 2015 at which time we resigned and no longer held any management role.

Effective June 30, 2013 and September 1, 2013, the Company acquired a 37.5% and 37.5% working interest, respectively or a total of 75% working interest in certain oil and gas properties located in Louisiana and Texas totaling approximately 1,955 gross acres known as the Five JAB, Inc. properties in exchange for $3,869,497 in cash plus the assumption of liabilities in the amount of $281,962 as part of a purchase sale and participation agreement dated February 27, 2013 as well as participate in a development program that includes the drilling and completion of additional wells. The Company’s acquisition of the 75% working interest in the oil and gas properties was accounted for as an acquisition for accounting purposes. On September 24, 2015, we sold our 75% working interest in the Five JAB properties for $1,365,000 in cash to an unrelated party.

On September 7, 2012, the Company acquired working interests between 10.12% and 10.50% in five (5) producing oil and gas wells along with mineral interests in proved undeveloped leaseholds totaling approximately 320 acres located in Weld county Colorado valued at $1,477,990 as well as a 76.25% working interest in undeveloped leaseholds totaling approximately 120 acres located in Morgan county Colorado valued at $14,000 in exchange for the issuance of 700,000 shares of the Company’s common stock valued at $1,400,000 or $2.00 per share and the assumption of certain debt in the amount of $91,990. In addition, the Company was required to fund an escrow account in the amount of $55,000 for legal services that may occur over a three-year period from the date of the acquisition and this escrow account at December 31, 2013 and 2012 has a balance of $55,163 and $55,081 respectively. Effective January 1, 2013, the Company sold its entire interest in these oil and gas properties located in Weld county Colorado for $1,600,000 in cash. See Note 4 – Disposal Group Held for Sale.

Income Taxes

The Company accounts for income taxes under the liability method as prescribed by ASC authoritative guidance. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis difference reverses. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s income tax returns.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December, 2014 and 2013 there were no uncertain tax positions that required accrual.

(Loss) Per Share

(Loss) per share requires presentation of both basic and diluted (loss) per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares, and would not be included in the weighted average calculation since their effect would be anti-dilutive due to the net (loss). At December 31, 2014 and December 31, 2013, the Company had outstanding 3,455,000 and 6,615,559, respectively options, warrants or contingent shares.

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

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at December, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered to the customer, the price to the buyer is fixed or determinable and collectability is reasonably assured. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. Revenue that does not meet these criteria is deferred until the criteria are met.

Oil and Gas Producing Activities

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were capitalized costs at December 31, 2014 and 2013 included in the amortization based of $5,202,134 and $5,614,987, respectively and the Company for the years ended December 31, 2014 and 2013 expensed capitalized costs of $923,809 and $0, respectively.

The Company performs a quarterly “ceiling test” calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company’s oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects. At December 31, 2014, the carrying value of the Company’s oil and gas properties exceeded the calculated value of the ceiling limitation and therefore, there was an impairment of assets in the amount of $4,951,423 whereas at December 31, 2013, the calculated value of the ceiling limitation exceeded the carrying value of the Company’s oil and gas properties and no impairment was necessary.

Property and Equipment

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the statement of operations. The Company has not capitalized any internal costs for the years ended December 31, 2014 and 2013.

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

Depreciation, depletion and amortization of oil and gas property and other property and equipment for the years ended December 31, 2014 and 2013 was $204,421 and $64,589, respectively.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. At December 31, 2014, the carrying value of the Company’s oil and gas properties exceeded the calculated value of the ceiling limitation and therefore, there was an impairment of assets in the amount of $4,951,423. No event occurred during the year ended December 31, 2013 that would be indicative of possible impairment.

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

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended December 31, 2014, the Company has reported an accumulated deficit of $9,599,997. At December 31, 2014, the Company has current assets of $255,428, including cash and cash equivalents of $69,593 and current liabilities of $1,770,913 but has sold its proved oil and gas properties as described elsewhere in this Annual Report.

To the extent the Company’s operations are not sufficient to fund the Company’s capital and current growth requirements the Company will attempt to raise capital through the sale of additional shares of stock. At the present time, the Company cannot provide assurance that it will be able to raise funds through the further issuance of equity in the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Accrued liabilities and notes payable – related party

During the year ended December 31, 2014, the Company was advanced funds from Three Forks LLC No 2 in the amount of $40,445 and at December 31, 2014 owed LLC 2 $43,400. During the year ended December 31, 2015, the Company paid $43,400 in cash to the LLC 2 as payment in full.

During the year ended December 31, 2013, the Company was advanced funds from one of its members of the Board, who also was a member of Tin Cup LLC and at December 31, 2013 the Company owed $209,520. See Note 4 – Disposal Group Held for Sale. Also, during December 31, 2013, the Company borrowed $300,000 in funds from a former officer of the Company and a former member of the Board and at December 31, 2013 the Company owed $600,000. See Note 11 – Convertible Debt Offering. In addition, during the year 2013, the Company was advanced funds from two of its affiliates and at December 31, 2013 owed $2,685.

Shares for Services

During the year ended December 31, 2013, a former member of the Board was issued 25,000 shares of the Company’s common stock in exchange for services in the amount of $2,200 or at a fair value of $0.088 per share.

Consulting Services

During the year ended December 31, 2014, the Company paid a former officer and director $171,200 in fees as part of a consulting agreement.

During the year ended December 31, 2013 the Company paid two of its former officers and directors $229,321 in fees as part of consulting agreements.

During the year ended December 31, 2013, the Company paid an affiliate of one of its former directors $55,000 in fees as part of a consulting agreement.

Limited Liability Companies

Three Forks No 1 LLC was organized in the state of Colorado on November 8, 2012 to fund and drill wells located in Archer county, Texas. We were the manager of and had no interest in LLC 1 from its inception. On December 31, 2012, the Company entered into a Farmout Agreement with Holms Energy Development Corporation where the Company received a 100% working interest in 320 acres of mineral interests located in Archer county, Texas to develop the Farmout property. Further, on December 31, 2012, LLC 1 agreed to pay its pro rata portion of the costs associated with the drilling and completion of 9 wells on the Farmout property and in consideration, the Company assigned 87% of the working interest in the Farmout property to LLC 1. Subsequently in January 2013, we similarly assigned a 1% working interest in the Farmout property to each of Messrs. Mr. Young and Mr. Nichols, former officers and directors of the Company and retained a 11% working interest in the Farmout property. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $176,535 as part of exploration expense.

Three Forks LLC No 2 was organized in the State of Colorado on December 4, 2013 to fund and drill wells located in Archer County, Texas. We were the manager of LLC 2 from its inception and during the year ended December 31, 2014, we acquired from members of LLC 2, who were unaffiliated with the Company, an equity interest of 1.22% in LLC 2 in exchange for the granting of options to acquire 25,000 shares of the Company’s common stock valued at $25,000 and the issuance of 8,333 shares of the Company’s common stock valued at $25,000. On January 1, 2015, we equally transferred our .61% equity interest of LLC 2 in exchange for services by our President and an affiliated consultant, Economic Opportunities Corporation, at a fair value of $25,000 and $25,000, respectively. At January 1, 2015, we owned no equity interest in LLC 2. From January 1, 2015, we continued to be the manager of LLC 2 until October 20, 2015 at which time we resigned.

Former members of the Board were members of Tin Cup LLC, a Colorado limited liability company. See Note 11 – Convertible Debt Offering.

NOTE 3 – NOTE RECEIVABLE

In May 2012, the Company loaned Holms Energy Development Corp (“HEDC”) $100,000 which is evidenced by an unsecured promissory note dated May 30, 2012 whereby the unpaid principal amount of the promissory note is due and payable on Demand at any time on or after March 15, 2013 including any and all unpaid and accrued interest at the rate of four percent (4%) per annum of the outstanding principal. HEDC may offset the principal amount of the promissory note with any amounts due from the Company pursuant to a joint venture cooperation and profit allocation agreement between the Company and HEDC dated May 1, 2012 as per Note 9 – Joint Venture and Participation Agreements. During the year ended December 31, 2014, the Company wrote off its cost in the promissory note of $100,000 plus accrued interest of $6,356 and expensed these amounts in the statement of operations.

NOTE 4 – DISPOSAL GROUP HELD FOR SALE

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

In addition, and as part of the sale, the purchasers of the property deposited with the Company $400,000 to be used towards the AFE costs in the drilling of future oil and gas wells. At December 31, 2014, the Company owes $400,000 including $209,520 due to a former member of the Board.

NOTE 5 – SIGNIFICANT ACQUISITIONS

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values at June 30, 2013 and September 1, 2013, respectively:

Purchase price:

Oil and gas properties	$4,151,459

Liabilities assumed	$281,962

Total consideration	$3,869,497

Subsequent to the effective dates of June 30, 2013 and September 1, 2013, the Company reported in the Statement of Operations for the year ended December 31, 2013 revenues from oil and gas sales in the amount of $734,128 related to the Five Jab oil and gas properties.

NOTE 6 – DISCONTINUED OPERATIONS

In January 2013, the Company sold all of its proved oil and gas properties located in Weld County CO for $1,600,000 in cash and for the year ended December 31, 2013, the Company recorded a gain of $143,608 on the sale of the disposal group held for sale. The properties consisted solely of oil and gas properties that were acquired in 2012.

The financial results of the disposal group held for sale have been classified as discontinued operations in our statements of operations for all period presented. There were no operations for the year ended December 31, 2014 and 2013.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The Property’s asset retirement obligations reported as accrued liabilities arise from the plugging and abandonment liabilities for oil and gas wells that were acquired during the year ended December 31, 2013. The Company has determined there is no salvage value associated with the Property’s tangible assets at the time the wells are retired. There were no wells retired during the year ended December 31, 2014 and the Property’s asset retirement obligation at December 31, 2014 is $315,000 including accretion expense for the year ended December 31 2014 in the amount of $7,146.

NOTE 8 – INFORMATION ON BUSINESS SEGMENTS

At December 31, 2014 and 2013, the Company considered its business activities to constitute a single segment.

NOTE 9 – JOINT VENTURE AND PARTICIPATION AGREEMENTS

On December 31, 2012, we entered into a Farmout Agreement with Holms Energy Development Corporation to explore for oil, gas and methane production in Archer county, Texas. In order to maintain the Farmout, we commenced the drilling of at least 3 wells for oil and/or gas prior to March 31, 2013 and paid for the costs associated with our ownership of 100% of the working interest. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $165,902 as part of exploration expense.

Three Forks No 1 LLC was organized in the state of Colorado on November 8, 2012 to fund and drill wells located in Archer county, Texas. We were the manager of and had no interest in LLC 1 from its inception. On December 31, 2012, the Company entered into a Farmout Agreement with Holms Energy Development Corporation where the Company received a 100% working interest in 320 acres of mineral interests located in Archer county, Texas to develop the Farmout property. Further, on December 31, 2012, LLC 1 agreed to pay its pro rata portion of the costs associated with the drilling and completion of 9 wells on the Farmout property and in consideration, the Company assigned 87% of the working interest in the Farmout property to LLC 1. Subsequently in January 2013, we similarly assigned a 1% working interest in the Farmout property to each of Messrs. Mr. Young and Mr. Nichols, former officers and directors of the Company and retained a 11% working interest in the Farmout property. These wells were dry holes. At December 31, 2014, we wrote off our investment in the amount of $176,535 as part of exploration expense.

On April 8, 2013, the Company entered into a participation agreement with Blue Quail, Ltd. In exchange for an interest in certain wells. These wells were dry holes. At December 31 2014, the Company wrote off its investment in the amount of $581,372 as part of exploration expense.

NOTE 10 – MANAGEMENT AGREEMENT

The Company was the manager of a tax partnership known as Three Forks No 1 LLC effective in January 2013 and terminated in April 2014 and as manager received a fee in the amount of $16,000 per month. The Company owned no equity interest in LLC 1 but did own a 11% working interest in the Farmout property as more fully described elsewhere in this Annual Report. For the year ended December 31, 2014 and 2013, the Company reported management fee income in the amount of $62,000 and $160,000, respectively.

The Company was the manager of a tax partnership known as Three Forks LLC No 2 effective April 2014 and as manager received a fee in the amount of $5,000 per month that terminated in October 2014. The Company owned an equity interest in LLC 2 in the amount of 1.22% at December 31, 2014. For the year ended December 31, 2014 and 2013, the Company reported management fee income in the amount of $35,000 and $0, respectively.

The Company reports its investment of $50,000 in LLC 2 or an equity ownership of 1.22% under the equity method of accounting as set forth in Topic 323 of the ASC and therefore at December 31, 2014 its carrying value is $45,171. During the year ended December 31, 2014, the Company reported a loss from its investment in LLC 2 in the amount of $4,829.

NOTE 11 – CONVERTIBLE DEBT OFFERING

In September 2013, the Company commenced a private offering of $2,000,000 of secured convertible promissory notes in order to complete the purchase of the remaining 37.5% working interest in the Five JAB properties discussed above. These secured convertible promissory notes in the amount of $1,475,000 had a maturity date of September 2014 including interest at the rate of 10% per annum on the unpaid balance and were convertible into shares of the Company’s common stock in whole or in part at a conversion price of $3.60 per share 6 months after issuance of the secured convertible promissory note. One of the subscribers of this offering was Tincup Oil and Gas, LLC, which subscribed for a $250,000 secured convertible promissory note. Former director of the Company, Mr. Lester Ranew and, current director, Mr. Timothy Dender, were members of Tincup Oil and Gas, LLC. During the three months ended March 31, 2014, the holders of secured convertible promissory notes purchased 1,390,000 of warrants in consideration for and cancellation of $1,390,000 of debt. During the year ended December 31, 2014, the Company paid $85,000 and $49,941 in cash to the holders of the secured convertible promissory notes towards principal and interest, respectively. At December 31, 2014, no amounts remained outstanding under the secured convertible promissory notes.

A former officer, Charles Pollard, and a former director, Lester Ranew, of the Company, agreed to purchase additional secured convertible promissory notes with proceeds being used towards the purchase price of the Five JAB properties, in a separate transaction under separate terms with the Company. In exchange for secured convertible promissory notes each of Messrs. Mr. Pollard and Mr. Ranew paid the Company $300,000 in cash or a total of $600,000. Their secured convertible promissory notes had a maturity date of January 2, 2014 including interest at the rate of 10% per annum on the unpaid balance and allowed for the conversion of the secured convertible promissory notes at issuance into common stock in whole or in part at a conversion price of $3.60 per share. In 2014, the secured convertible promissory notes maturity dates were extended to May 2, 2014 and each holder received an additional consideration totaling $15,000 in fees. On March 31, 2014, Mr. Ranew purchased 300,000 of warrants in consideration for and cancellation of his $300,000 secured convertible promissory note and was paid interest in the amount of $5,096. On May 9, 2014, Mr. Pollard was paid $300,000 as full payment of his promissory note plus interest for the year ended December 31, 2014 in the amount of $10,524. At December 31, 2014, no amounts remain outstanding under these secured convertible promissory notes.

For the year ended December 31, 2013, these promissory notes with their conversion right had an aggregate total intrinsic fair value of $390 and the Company did not record any expense for 2013 in the statement of operations since management considered such amount immaterial.

The Secured Convertible Promissory Notes are secured by the Company’s 75% working interest in 1,955 gross leasehold acres known as the Five Jab properties including 11 producing wells, 8 service wells and 8 additional wellbores located in the States of Texas and Louisiana.

NOTE 12 – SHARE BASED COMPENSATION

Former President and Chief Operating Officer

The Company granted to Mr. Pollard, its former President and Chief Operating Officer effective March 5, 2013, cashless options to acquire up to 2,250,000 shares of the Company’s common stock at an option price of $0.10 per share for a period of five years from the effective date of the grant. The options vested over a term of three years from the effective date of the grant. On November 27, 2014, he surrendered options to acquired 1,750,000 shares of common stock as part of a Settlement Agreement and his remaining 500,000 options expired.

Stock Compensation Plan

Effective May 1, 2013, the Company’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its Board of Directors and shareholders. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 5 million shares of the Company’s common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended December 31, 2013, options in the amount of 2,300,000 and warrants in the amount of 275,000 were granted under the 2013 Stock Incentive Plan including options in the amount of 175,000 to officers and directors as well as cashless options to a Board member to acquire up to 100,000 shares of the Company’s common stock at an option price of $.10 per share for a period of five years from the effective date of the grant. The cashless options were immediately vested upon the date of grant. At July 31, 2016 and December 31, 2014, we had outstanding non-qualified stock options to purchase 310,000 shares and 310,000, respectively of our common stock under the Plan and during the period January 1, 2015 through July 31, 2016, we granted no options or other types of awards and no options or other types of awards expired or were canceled.

The following table summarizes information related to the outstanding and vested options at December 31, 2014:

	Number of
	Options/	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2014
Non-Qualified	1,200,000	$0.250
2013 Stock Incentive Plan	4,825,000	$0.540

Granted
Non-Qualified	2,445,000	$1.000
2013 Stock Incentive Plan	1,250,000	$0.100

Exercised
Non-Qualified	-	$-
2013 Stock Incentive Plan	-	$-

Cancelled/Expired
Non-Qualified	500,000	$0.100
2013 Stock Incentive Plan	5,765,000	$0.490

Outstanding at December 31, 2014
Non-Qualified	3,145,000	$0.873
2013 Stock Incentive Plan	310,000	$0.129

Exercisable at December 31, 2014
Non-Qualified	3,145,000	$0.873
2013 Stock Incentive Plan	185,342	$0.129

Weighted average
remaining contractual		Aggregate
life	Life	Intrinsic Value
Non-Qualified	3,53	$-
2013 Stock Incentive Plan	2.74	$-

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding. For the year ended December 31, 2013, the Company granted options and warrants that had a total fair value of $388,186 and reported $83,297 and $50,596 of such value as compensation expense for the years 2014 and 2013, respectively in the statement of operations.

The Company did not realize any income tax expense related to the exercise of stock options for the years ended December 31, 2014 and 2013.

The fair value of the options granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	123.60%
Expected Option Term	3-5 years
Risk-free interest rate	.11%-.17%
Expected dividend yield	0.00%

The expected term of the options granted was estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At December 31, 2014 and 2013, the Company has no preferred shares issued and outstanding.

Common Shares

The Company is authorized to issue 100,000,000 shares of $0.001 voting common stock. At December 31, 2014 and 2013 there were a total of 8,297,677 and 11,681,477 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2014, as part of a private placement, the Company issued 47,867 shares of its common stock for cash in the amount of $143,601 as more fully described in the financial statements.

During the year ended December 31, 2013, as described in Note 2, the Company issued 25,000 shares of its common stock in exchange for services valued at $2,200 to a related party. The Company also issued 445,000 shares of its common stock to consultants for services valued at $39,160. In addition, and as part of a private placement, the Company issued 1,150,022 shares of its common stock for cash in the amount of $3,054,163 as more fully described in the financial statements.

Repurchase and Retirement of Common Shares

Effective March 26, 2013, the Company entered into a settlement agreement with one of its employees to settle certain claims against the employee valued at $22,000 in exchange for the employee returning to the Company 250,000 shares of their common stock and therefore reported a gain of $22,000. In addition, the Company agreed to repurchase from the employee 100,000 shares of their common stock in exchange for $150,000 in cash.

Also, effective March 26, 2013, the Company entered into a repurchase agreement with two of its shareholders to acquire their 275,000 shares of common stock in exchange for cash of $825,000.

NOTE 14 – INCOME TAXES [LOU WILL UPDATE UPON ADJUSTMENTS BY AUDITORS]

The effective income tax rate at December 31, 2014 differs from the U.S Federal statutory income tax rate due to the following:

	2014	2013
Federal statutory income tax rate	$848,000	$521,000
State income taxes, net of federal benefit	89,000	70,000
Permanent items	(86,000)	(1,000)
Change in valuation allowance	(851,000)	(590,000)
	$-	$-

The components of the deferred tax assets and liabilities at December 31, 2014 are as follows:

	2014	2013
Long-term deferred tax assets:
Federal net operating loss carryforwards	$1,844,000	$989,500
Equity based compensation	1,000	1,000
Long-term deferred tax liabilities:
Property, plant and equipment	-	3,500
Valuation allowance	(1,845,000)	(994,000)
Net long-term deferred tax assets	$-	$-

At December 31, 2014, the Company has incurred net operating losses for income tax purposes of approximately $2,500,000. Such losses may be carried forward and are scheduled to begin expiring in the year 2032, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased office space in Broomfield Colorado under an operating lease that allowed either party the option to terminate the lease. The Company terminated the lease effective December 31, 2014. Rent expense for the years ended December 31, 2014 and 2013 was $71,306 and $75,020, respectively.

Consulting Agreements

Pursuant to a Consulting Agreement, effective January 1, 2014 and amended January 2, 2015, Mr. Ness received a Base Fee of $8,000 per month for a term of twelve months including options exercisable for 310,000 shares of common stock with a term of 3-4 years and an exercise price of $0.10 - $1.00 per share whereas 185,342 shares were vested at December 31, 2014 at a value of $5,259. On November 27, 2014, Mr. Ness was appointed the President and Secretary of the Company. Effective October 15, 2015, Mr. Ness’ Base fee was changed to $5,000 per month through April 30, 2016 and then on a month to month basis. During the year ended December 31, 2015, Mr. Ness received a bonus approved by the Board of $44,000 that included 1,000,000 shares of the Company common stock at a fair value of $10,000.

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

Effective November 1, 2013, the Company entered into a consulting agreement to perform services at the rate of $200,000 per year under certain terms and conditions that included the granting of non-qualified stock options in exchange for cash of $50,000 to acquire up to 1,000,000 shares of the Company’s common stock at an option price of $.010 per share over a five-year period from the effective date of the grant. The options vested over a three-year period from the effective date of the grant. As part of a settlement agreement on November 27, 2014, the options were cancelled. The agreement was cancelled June 30, 2016.

The Company entered into a four-year agreement effective September 1, 2012 and amended March 1, 2013 with its former Chief Executive Officer to perform services at the base rate of $180,000 per year under certain terms and conditions. As part of a settlement agreement on November 27, 2014, the agreement was terminated.

Employment Agreements

The Company entered into a two-year employment agreement effective September 1, 2012 and amended in February 2013 with its former Executive Vice President of Finance that included compensation of a base salary of $192,000 per year under certain terms and conditions. This agreement was terminated in January 2014 for cause.

The Company entered into a three-year employment agreement effective March 1, 2013 with its former President and Chief Operating Officer that included compensation of a base salary of $210,000 per year under certain terms and conditions including non-qualified stock options as described in Note 12. The agreement was terminated effective June 30, 2014 and as part of a settlement agreement part of the options were cancelled and the remaining options expired.

Settlement Agreement

On November 27, 2014, the Company, its management and certain shareholder entered into a settlement agreement whereby the management and members of the Board at November 27, 2014 resigned their positions with the Company and certain current shareholders of the Company were elected as management and members of the Board. In addition, the management and members of the Board who resigned surrendered 5,765,000 options to acquire shares of the Company’s common stock as well as 3,400,000 shares of the Company’s common stock back to the Company and the Company reported in its statement of operations a gain on settlement of claims in the amount of $462,400 for the year ended December 31, 2014.

NOTE 16 – SUBSEQUENT EVENTS

At December 31, 2014, our oil and gas projects consisted of the Five JAB project located in Southeast Texas – Southwest Louisiana where we had a non-operated 75% working interest in 11 producing wells, 8 service wells and 8 additional wellbores. The Five JAB project was sold on September 24, 2005 for $1,365,000 in cash.

On May 2, 2016, we acquired a non-operating 75% working interest in the Fuller Reservoir, a mature shallow (3,000”) oil field in Freemont County, Wyoming in exchange for $325,000 in cash and 135,000 shares of our restricted common stock valued at $1,350.

NOTE 17 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

Disclosures About Capitalized Costs, Costs Incurred

Capitalized costs related to oil and gas activities are as follows:

	December 31,
	2014	2013
Unproved properties	$-	$214,584
Proved properties	5,202,134	5,614,987
	5,202,134	5,829,571
Accumulated depreciation, depletion, amortization and valuation allowance	(5,202,134)	(60,100)
	$-	$5,769,471

Costs incurred in oil and gas property acquisition, exploration and development are as follows:

	Years ended December 31,
	2014	2013
Acquisition of properties:
Unproved	$-	$43,515
Proved	383,644	4,312,431
Exploration costs	-	21,818
Development costs	-	1,301,806

	$383,644	$5,679,570

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

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

“Prepared” reserves are those quantities of reserves which were prepared by an independent petroleum consultant. “Audited” reserves are those quantities of revenues which were estimated by the Company’s employees and audited by an independent petroleum consultant. An audit is an examination of a company’s proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been determined using methods and procedures widely accepted within the industry and in accordance with SEC rules.

Estimates of the Company’s crude oil and natural gas reserves and present values at December 31,2014 and 2013 were prepared by Geologistics, LLC and Ralph E. Davis Associates, Inc., respectively, independent reserve engineers.

Estimated Quantities of Proved Oil and Gas Reserves

Estimated quantities of proved crude oil and natural gas reserves at December 31, 2014 and 2013 and changes in the reserves during the periods are shown below (in thousands). These reserve estimates have been prepared in compliance with Securities and Exchange Commission regulations using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month for each month.

	Oil	Natural Gas	Total
	(MBbls)	(MMcf)	(Mboe) (1)

Estimated proved reserves at December 31, 2012	-	-	-
Purchase of proved reserves	355	20	357
Extensions and discoveries	133	335	190
Production	(7)	(1)	(7)

Estimated proved reserves at December 31, 2013 [2]	481	354	540

Revisions of quantity estimate	(427)	(351)	(485)
Extensions and discoveries	-	-	-
Production	(20)	(2)	(21)
Estimated proved reserves at December 31, 2014 [3]	34	1	34

Proved developed reserves:
December 31, 2013	437	187	468
December 31, 2014	34	1	34

Proved undeveloped reserves:
December 31, 2013	44	167	72
December 31, 2014	-	-	-

Base pricing, before adjustments for contractual
differentials:	$/bbl WTI spot	$/Mcf Hhub Spot
December 31, 2014	$95.28	$4.36

[1] Mboe is based on a ratio of 6 Mcf to 1 barrel.

[2] The 2013 extensions and discoveries resulted primarily from the Company’s Oklahoma  Blue Quail and Texas Archer County drilling programs and related offset wells as well as workovers  of existing Five Jab wells.

[3] The 2014 revisions and quantity estimates resulted primarily from the Company’s Oklahoma Blue Quail and Texas Archer County drilling programs and related offset wells as well as workovers  of existing Five Jab wells.

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

The discounted future net cash flows related to proved oil and gas reserves at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Future cash inflows	$3,089	$51,313
Less future costs:
Production	1,821	16,548
Development [1]	1,125	3,142
Income taxes [2]	-	10,752
Future net cash flows	143	20,871
10% discount factor	(269)	(8,161)
Standardized measure of discounted
future net cash flows	$(126)	$12,710

Estimated future development costs	$1,125	$3,142

[1] Includes cost to P&A proved properties.

[2] No income tax provision is included in the standardized measure of discounted future net cash flows calculation shown above as we do not project to be taxable or pay cash income taxes based on its available tax assets and additional tax assets generated in the development of its reserves because the tax basis of its oil and gas properties and NOL carryforwards exceeds the amount of discounted future net earnings.

Changes in Discounted Future Net Cash Flows

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Beginning of the period	$12,710	$-
Purchase of proved reserves	-	8,189
Changes in prices	(3,156)	958
Extension and discoveries	-	3,948
Revisions of previous estimates, estimated timing of development and other	(9,152)	-
Sales of oil and natural gas produced during the period, net of production costs	(528)	(385)
End of period	$(126)	$12,710

(B)	EXHIBITS

Exhibit No.	Description

3(i).1	Articles of Incorporation of Three Forks, Inc. – 3/28/12	(1)

3(i).2	Articles of Organization of Three Forks No 1, LLC – 11/8/2012	(1)

3(i).3	Articles of Incorporation of Three Forks Operating Company, Inc. – 1/2/13	(1)

3(i).4	Articles of Amendment – Name Change to TFI Operating Company, Inc. – 2/8/13	(1)

3(i).5	Articles of Organization of Three Forks LLC No 2 – 12/4/13	(2)

3(ii).1	Bylaws of Three Forks, Inc.	(1)

3(ii).2	Bylaws of TFI Operating Company (fka Three Forks Operating Company, Inc.)	(1)

10.1	Employment Agreement, Donald Walford	(1)

10.2	Amendment to Employment Agreement, Donald Walford	(1)

10.3	Consulting Agreement with W. Edward Nichols	(1)

10.4	Amendment to Consulting Agreement with W. Edward Nichols	(1)

10.5	Employment Agreement, Charles Pollard	(1)

10.6	Operating Agreement of Three Forks No 1 LLC	(1)

10.7	Amendment to Operating Agreement of Three Forks No 1 LLC	(1)

10.8	Certificate of Designation of Class A Convertible Preferred Stock	(1)

10.9	Stock Option Plan	(1)

10.10	Farmout Agreement	(1)

10.11	Purchase & Sale Agreement, Three Forks, Inc. & TFI No 1 LLC 12/31/12	(1)

10.12	Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three Forks, Inc. 2/27/13	(2)

10.13	Blue Quail, Ltd. Participation Agreement 4/8/13	(1)

10.14	1st Amendment to Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three Forks, Inc. 4/30/13	(1)

10.15	2nd Amendment to Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three Forks, Inc.	(1)

10.16	3rd Amendment to Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three Forks, Inc.	(1)

10.17	4th Amendment to Purchase, Sale & Participation Agreement, Five Jab, Inc. & Three Forks, Inc.	(1)

10.18	Form of Convertible Promissory Note & Mortgage, Security and Pledge Agreement	(1)

10.19	Operating Agreement of Three Forks No 2 LLC	(2)

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith

32.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

12.1	Consent of Petroleum Engineer and Geologist	Filed Herewith

14.1	Consulting Agreement with TCAB Inc.	Filed Herewith

14.2	Guaranty Bank & Trust Credit Agreement	Filed Herewith

14.3	Bylaws of Three Forks Inc. Amended	Filed Herewith

14.4	Five Jab Properties Purchase and Sale Agreement	Filed Herewith

14.5	Reserve Report dated June 6, 2016	Filed Herewith

14.6	Loan Modification Agreement Recourse Recovery LLC	Filed Herewith

101.INS	XBRL Instance Document	Filed Herewith (3)

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith (3)

(1) Incorporated by reference from the exhibits included in the Company’s Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), filed October 29, 2013.

(2) Incorporated by reference from the exhibits included in the Company’s Form 10/A No. 2 filed with the Securities and Exchange Commission (www.sec.gov), filed January 31, 2014.

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

Three Forks, Inc.

Dated: August 19, 2016
	By:	/s/ Thomas Ness
Thomas Ness, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 19, 2016
Three Forks, Inc.

/s/ Thomas Ness
Thomas Ness, Director and Principal Executive and Accounting Officer

/s/ Timothy Dender
Timothy Dender, Director

